Form 10-Q
period 2009-09-30
OBA Financial Services, Inc.
filed 2009-12-28
CIK 1471088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from to
Commission File Number 333-161898
OBA FINANCIAL SERVICES, INC.
(Exact Name of Registrant as Specified in Charter)

Maryland	Being applied for

(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

20300 Seneca Meadows Parkway, Germantown, Maryland	20876

(Address of Principal Executive Offices)	(Zip Code)
(301) 916-0742
Registrant’s telephone number, including area code
Not Applicable
(Former name or former address, if changed since last report)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☑.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting compony)	Smaller reporting company ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑.
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date.
Zero shares of Common Stock, par value $0.01 per share, were issued and outstanding as of December 18, 2009.

OBA FINANCIAL SERVICES, INC.
Form 10-Q Quarterly Report
EXPLANATORY NOTE
     OBA Financial Services, Inc., a Maryland corporation (the “Registrant”), was formed to serve as the stock holding company for OBA Bank as part of the mutual-to-stock conversion of OBA Bancorp, MHC (the “MHC”). As of September 30, 2009, the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of the MHC is included in this Quarterly Report.

PART I
ITEM 1. FINANCIAL STATEMENTS
OBA Bancorp, MHC
Consolidated Balance Sheets (Unaudited)

	September 30,	June 30,
	2009	2009
	(In Thousands)
Assets
Cash and due from banks	$3,133	$5,937
Federal funds sold	17,959	27,720

Cash and Cash Equivalents	21,092	33,657

Securities available for sale	24,625	25,909
Securities held to maturity (Fair Value of $10,044)	9,959	—
Federal Home Loan Bank stock, at cost	3,883	3,883
Loans receivable, net of allowance for loan losses (September 30, 2009 $1,315; June 30, 2009 $1,167)	280,147	283,641
Premises and equipment, net	6,343	6,386
Bank owned life insurance	8,037	5,455
Other assets	3,837	3,540

Total Assets	$357,923	$362,471

Liabilities and Equity
Liabilities
Deposits:
Non-interest bearing	$17,036	$16,649
Interest-bearing	226,276	227,887

Total Deposits	243,312	244,536

Federal Home Loan Bank advances	51,400	56,400
Securities sold under agreements to repurchase	21,219	18,779
Advance payments from borrowers for taxes and insurance	1,218	2,424
Other liabilities	1,756	1,720

Total Liabilities	318,905	323,859

Commitments and contingencies	—	—
Equity
Retained earnings	39,131	39,104
Accumulated other comprehensive loss	(113)	(492)

Total Equity	39,018	38,612

Total Liabilities and Equity	$357,923	$362,471

See notes to consolidated financial statements.

OBA Bancorp, MHC
Consolidated Statements of Income (Unaudited)
Three Months Ended September 30, 2009 and 2008

	2009	2008
	(In Thousands)
Interest and Dividend Income
Loans receivable, including fees	$3,715	$4,104
Investment securities:
Interest — taxable	344	366
Dividends	17	66
Federal funds sold	10	58

Total Interest and Dividend Income	4,086	4,594

Interest Expense

Deposits	1,090	1,566
Federal Home Loan Bank advances	596	803
Securities sold under agreements to repurchase	66	106

Total Interest Expense	1,752	2,475

Net Interest Income	2,334	2,119

Provision for Loan Losses	148	43

Net Interest Income after Provision for Loan Losses	2,186	2,076

Noninterest Income

Customer service fees	120	106
Loan servicing fees	12	16
Bank owned life insurance income	82	60
Impairment losses on investment securities:
Total other-than-temporary impairment losses	(2)	—
Losses previously recognized in other comprehensive income (before taxes)	(222)	—

Net impairment losses recognized in income	(224)	—
Net gain on the sale of investments	3	—
Net gain on sales of loans	5	—
Other	19	58

Total Noninterest Income	17	240

Noninterest Expenses

Salaries and employee benefits	1,181	1,037
Occupancy and equipment	364	364
Data processing	185	177
Directors’ fees	75	75
FDIC assessments	100	14
Other	318	322

Total Noninterest Expenses	2,223	1,989

Income (Loss) before Income Taxes	(20)	327
Income Tax Expense (Benefit)	(47)	95

Net Income	$27	$232

See notes to consolidated financial statements.

OBA Bancorp, MHC
Consolidated Statements of Equity and Comprehensive Income (Loss) (Unaudited)
Three Months Ended September 30, 2009 and 2008

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Loss	Total
	(In Thousands)
Balances, July 1, 2008	$39,725	$(767)	$38,958

Comprehensive loss:
Net income	232	—	232
Other comprehensive loss, net of tax:
Net unrealized losses on other available for sale securities, net of tax benefit of ($373)	—	(585)	(585)

Total Comprehensive Loss			(353)

Balances, September 30, 2008	$39,957	$(1,352)	$38,605

Balances, July 1, 2009	$39,104	$(492)	$38,612

Comprehensive income:
Net income	27	—	27
Other comprehensive income (loss), net of tax:
Unrealized losses on debt securities for which a portion of the impairment has been recognized in income, net of tax benefit of ($1)	—	(1)	(1)
Net unrealized gains on other available for sale securities, net of tax of $156	—	245	245
Reclassification adjustment for other-than-temporary impairment losses included in income, net of tax of $87	—	137	137
Reclassification adjustment for gains included in income, net of tax benefit of ($1)	—	(2)	(2)

Total Comprehensive Income			406

Balances, September 30, 2009	$39,131	$(113)	$39,018

See notes to consolidated financial statements.

OBA Bancorp, MHC
Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended September 30, 2009 and 2008

	2009	2008
	(In Thousands)
Cash Flows from Operating Activities
Net income	$27	$232
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	148	43
Depreciation and amortization of premises and equipment	132	113
Net amortization (accretion) of securities premiums and discounts	(1)	15
Net realized gain on sale of securities	(3)	—
Impairment losses on investment securities	224	—
Proceeds from the sale of loans	361	—
Loans originated for sale	(356)	—
Net gain on sale of loans	(5)	—
Amortization of deferred loan (fees) costs	(34)	10
Earnings on investment in bank-owned life insurance	(82)	(60)
Amortization of mortgage servicing rights	1	8
Amortization of brokered deposit premiums	7	11
Changes in other assets and liabilities, net	(462)	(154)

Net Cash Provided by (Used in) Operating Activities	(43)	218

Cash Flows from Investing Activities

Activity in available for sale securities:
Purchases	(2,475)	(1,976)
Maturities, prepayments and calls	1,682	2,718
Proceeds from sales	2,478	—
Activity in held to maturity securities:
Purchases	(9,983)	—
Maturities, prepayments and calls	23	—
Net decrease in loans receivable	3,332	3,398
Net purchase of bank premises and equipment	(89)	(133)
Purchase of bank-owned life insurance	(2,500)	—

Net Cash Provided by (Used in) Investing Activities	(7,532)	4,007

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(1,224)	4,538
Net increase (decrease) in securities sold under agreements to repurchase	2,440	(7,162)
Decrease in FHLB advances	(5,000)	—
Net decrease in advance payments from borrowers for taxes and insurance	(1,206)	(1,341)

Net Cash Used in Financing Activities	(4,990)	(3,965)

Net Increase (Decrease) in Cash and Cash Equivalents	(12,565)	260

Cash and Cash Equivalents — Beginning of Period	33,657	16,144

Cash and Cash Equivalents — End of Period	$21,092	$16,404

Supplementary Cash Flow Information
Interest paid	$1,699	$2,203
Income taxes paid	—	163
Loans transferred to foreclosed assets	47	—
See notes to consolidated financial statements.

OBA Bancorp, MHC — Notes to the Consolidated Financial Statements (Unaudited)
Note 1 — Organization and Nature of Operations
In December 2007, OBA Bank (the “Bank”) reorganized into a three-tier mutual holding company structure. As part of the reorganization, the Bank converted from a mutual savings bank into a federally chartered stock savings bank and formed OBA Bancorp, Inc., a federally chartered mid-tier stock holding company, and OBA Bancorp, MHC, a federally chartered mutual holding company. The Bank became a wholly-owned subsidiary of OBA Bancorp, Inc. and OBA Bancorp, Inc. became a wholly-owned subsidiary of OBA Bancorp, MHC.
This reorganization was completed on December 5, 2007, in accordance with a Plan of Reorganization from a Mutual Savings Bank to a Mutual Holding Company approved and adopted by the Bank’s Board of Directors on December 21, 2006, and the Bank’s eligible voting members on October 18, 2007. OBA Bancorp, MHC, OBA Bancorp, Inc. and OBA Bank are subject to regulation and supervision by the Office of Thrift Supervision.
The Bank is a community-oriented savings institution, providing a variety of financial services to individuals and small businesses through its offices in Maryland and Washington, D.C. Its primary deposits are demand and time certificate accounts and its primary lending products are residential and commercial mortgage loans.
Note 2 — Basis of Presentation
The consolidated financial statements include the accounts of OBA Bancorp, MHC, OBA Bancorp, Inc., and OBA Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation are of a normal and recurring nature and have been included.
Operating results for the three months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ended June 30, 2010. The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the years ended June 30, 2009 and 2008, included in OBA Financial Services, Inc.’s Form S-1, Registration Statement No. 333-161898, filed with the Securities and Exchange Commission on November 19, 2009.
In preparing the accompanying consolidated financial statements, the Company has evaluated subsequent events through December 28, 2009, the financial statement issue date. There were no subsequent events identified by the Company as a result of the evaluation that require recognition or disclosure in the consolidated financial statements.
Note 3 — Summary of Significant Accounting Policies

Use of Estimates
In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly sensitive to significant change in the near term relate to the determination of the allowance for loan losses, valuation of trust preferred investment securities, the evaluation of other than temporary impairment of trust preferred securities and valuation allowances for deferred tax assets.
Comprehensive Income
Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.
The components of other comprehensive income (loss) and related tax effects are as follows:

	Three Months Ended
	September 30,
	2009	2008
	(In Thousands)
Unrealized losses on debt securities for which a portion of the impairment has been recognized in income	$(2)	$—
Unrealized gains (losses) on other available for sale securities	401	(958)
Reclassification adjustment for gains included in income	(3)	—
Reclassification adjustment for OTTI losses included in income	224	—

Net Unrealized Gains (Losses)	620	(958)

Tax effect	(241)	373

Net of Tax Amount	$379	$(585)

Accumulated other comprehensive loss consists of the following:

	September 30,	June 30,
	2009	2009
	(In Thousands)
Unrealized losses on available for sale securities	$(186)	$(806)
Tax effect	73	314

	$(113)	$(492)

Recent Accounting Pronouncements
FASB Statement No. 166
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. This statement is not yet included in the codification, but will impact ASC 860, Transfers and Servicing. This statement prescribes the information that a reporting entity must provide in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140) by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.
FASB Statement No. 167
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement is not yet included in the codification, but will impact ASC 810, Consolidation. This Statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The adoption of this Statement is not expected to have an impact on the Company’s financial position or results of operations.
FASB Statement No. 168
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with accounting principles generally accepted in the United States of America. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of this Statement did not have an impact on the Company’s financial position or results of operations.
Accounting Standards Update No. 2009-05
In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05). This update amends the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification by providing additional guidance clarifying the measurement of liabilities at fair value. This update is effective for periods beginning after August 26, 2009. This update is not expected to have an impact on the Company’s financial statements.

Note 4 — Securities
The amortized cost and fair value of securities with gross unrealized gains and losses follows:

	September 30, 2009
		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Noncredit
	Cost	Gains	OTTI	Other	Fair Value
	(In Thousands)
Available for Sale:
Debt securities:
Residential mortgage-backed securities	$22,857	$1,045	$—	$—	$23,902
Trust preferred securities	1,904	—	(1,148)	(83)	673

Total Debt Securities	24,761	1,045	(1,148)	(83)	24,575

Equity securities	50	—	—	—	50

	$24,811	$1,045	$(1,148)	$(83)	$24,625

Held to Maturity:
Debt securities:
U.S. Government and Federal agencies	$5,000	$26	$—	$—	$5,026
Residential mortgage-backed securities	4,959	59	—	—	5,018

Total Debt Securities	$9,959	$85	$—	$—	$10,044

	June 30, 2009
		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Noncredit
	Cost	Gains	OTTI	Other	Fair Value
	(In Thousands)
Available for Sale:
Debt securities:
Residential mortgage-backed securities	$24,525	$657	$—	$—	$25,182
Trust preferred securities	2,140	—	(1,370)	(93)	677

Total Debt Securities	26,665	657	(1,370)	(93)	25,859

Equity securities	50	—	—	—	50

	$26,715	$657	$(1,370)	$(93)	$25,909

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2009 follows:

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)		(In Thousands)
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	5,000	5,026	—	—
Due after ten years	—	—	1,904	673
Residential mortgage-backed securities	4,959	5,018	22,857	23,902

	$9,959	$10,044	$24,761	$24,575

At September 30, 2009 and June 30, 2009, the carrying amount of securities pledged to secure repurchase agreements was $26,500,000 and $22,725,000, respectively.
Proceeds from the sale of securities available for sale were $2,478,000 for the quarter ended September 30, 2009. For the quarter ended September 30, 2009 gross realized gains were $3,090 and gross realized losses were zero. There were no sales of securities available for sale for the quarter ended September 30, 2008.
Information pertaining to securities with gross unrealized losses at September 30, 2009 and June 30, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(In Thousands)
September 30, 2009:
Trust preferred securities	$—	$—	$1,231	$673	$1,231	$673

June 30, 2009:
Trust preferred securities	$—	$—	$1,463	$677	$1,463	$677

The Company’s trust preferred securities consist of three variable rate pools of trust preferred securities issued by banks and insurance companies or their holding companies. They were purchased at par. The decline in the fair value of these securities has been caused by (1) collateral deterioration due to failures and credit concerns across the financial services sector, (2) the widening of credit spreads for asset-backed securities, and (3) general illiquidity and, as a result, inactivity in the market for these securities.

The following table provides additional information related to the Company’s pooled trust preferred securities at September 30, 2009:

								Non-	Excess
								Performing	Subordina-
								Collateral as	tion as a %
					Moody’s/	Current		a % of	of Current
		Amortized		Unrealized	Fitch	Number		Current	Performing
Deal	Class	Cost	Fair Value	Loss	Ratings	of Issuers		Collateral	Collateral
		(Dollars in Thousands)
I-PreTSL I	Senior	$148	$65	$(83)	AAA/AAA	17	(1)	17.40%	65.30%
PreTSL VII	Mezzanine	1,317	513	(804)	Ca/CC	21	(2)	60.79%	0.00%
PreTSL VIII	Mezzanine	439	95	(344)	Ca/CC	38	(2)	42.84%	0.00%

		$1,904	$673	$(1,231)

(1)	All I-PreTSL I issuers are insurance companies

(2)	All PreTSL VII and PreTSL VIII issuers are banks or bank holding companies
The Company does not intend to sell any of the trust preferred securities and believes it is not more likely than not that they will be required to sell any of the securities.
The unrealized loss in the table above related to I-PreTSL I was not recognized in income as the Company believes the present value of expected cash flows is sufficient to recover the entire amortized cost basis. The unrealized losses in the table above on PreTSL VII and PreTSL VIII have not been recognized in income as they represent the noncredit-related portion of OTTI on those securities.
In 2009, the Company determined that unrealized losses on PreTSL VII and PreTSL VIII trust preferred securities were other-than-temporary resulting in credit related charges to income of $1,020,000 for the year ended June 30, 2009. In addition, for the quarter ended September 30, 2009, the Company determined that there were additional credit related losses on PreTSL VII and PreTSL VIII resulting in charges to income of $224,000.
Pooled trust preferred securities are measured for other-than-temporary by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows currently estimated. The Company considers the discounted cash flow analysis to be the primary evidence when determining whether credit related other-than-temporary impairment exists.
The aggregate collateral cash flows are dependent on the estimated speeds at which the trust preferred securities are expected to prepay, the estimated rates at which the trust preferred securities are expected to default and the severity of the losses on those that default. The following provides additional information for each of these variables at September 30, 2009:
Prepayments
Trust preferred securities generally allow for prepayment without a prepayment penalty after five years. Due to the current condition of the banking industry and the inactivity in the market for trust preferred issuances, the Company has forecasted relatively modest rates of prepayments in the future.

Defaults
Default rates were developed based on status of each trust preferred issue and the financial condition of the issuers. The financial condition of each issuer was evaluated using available evidence of key financial ratios relating to each issuer’s capitalization, asset quality, profitability and liquidity. Also considered in the evaluation, if available, were the most recent ratings from outside rating agencies, recent stock price information and the status and amount of TARP funding, if any. The Company estimated a near-term default rate based on this analysis with a return to historical default levels in the future.
Loss Severity
The fact that an issuer defaults does not necessarily result in the occurrence of a loss. Loss severity assumptions are estimates of the expected loss given a default. The Company has developed loss severity assumptions based on published studies of recovery rates on defaulted trust preferred securities.
The following table summarizes the weighted-average assumptions used to estimate the aggregate collateral cash flows at September 30, 2009.

	Performing Collateral		Non-Performing Collateral
	PreTSL	PreTSL	PreTSL	PreTSL
	VII	VIII	VII	VIII
Prepayment rates	2.00%	2.00%	0.00%	0.00%
Default rates	3.45%/0.75% (1)	4.56%/ 0.75% (1)	100.00%	100.00%
Loss severity assumptions	95.00%	95.00%	55.52%	71.45%

(1)	The initial default rate assumption is applied through December 2010 and is 0.75% thereafter.
The Company constructs cash flows in an INTEX cash flow model based upon the assumptions described above, the attributes of the pooled trust preferred securities and the cash flow “waterfall” rules as set forth in each security’s prospectus. INTEX is a proprietary cash flow model for analyzing all types of collateralized debt obligations and includes each deal’s structural features and asset detail.
The following table presents a summary of cumulative credit losses related to other-than-temporary impairment charges recognized in income for trust preferred securities held at September 30, 2009 (in thousands):

Beginning balance of cumulative credit losses at June 30, 2009	$1,020
Additions for credit losses recorded on securities	224

Ending balance of cumulative credit losses at September 30, 2009	$1,244

There is a reasonable possibility that the present value of expected cash flows and fair values of the trust preferred securities could further decline in the near term if the overall economy and the financial condition of some of the issuers continue to deteriorate and the liquidity of these securities remains low. As a result, there is a risk that additional other-than-temporary impairment may occur in the near term and such amounts could be material to the Company’s consolidated financial statements.
Note 5 — Fair Value Measurement and Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective reporting dates and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each reporting date.
FASB Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:
Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).
An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.
For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30 and June 30, 2009 are as follows:

		(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
	September 30,	Identical	Observable	Unobservable
Description	2009	Assets	Inputs	Inputs
		(In Thousands)
Securities available for sale	$24,625	$—	$23,952	$673

		(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
	June 30,	Identical	Observable	Unobservable
Description	2009	Assets	Inputs	Inputs
		(In Thousands)
Securities available for sale	$25,909	$—	$25,232	$677

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended September 30, 2009 (in thousands):

Beginning balance, July 1, 2009	$677

Principal repayments	(12)
Realized losses included in noninterest income	(224)
Portion of realized losses previously included in other comprehensive income	222
Unrealized gains included in other comprehensive income	10

Ending balance, September 30, 2009	$673

There were no assets remeasured at fair value on a nonrecurring basis during the quarter ended September 30, 2009.
For assets measured at fair value on a nonrecurring basis at June 30, 2009, the fair value measurements by level within the fair value hierarchy are as follows:

		(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
	June 30,	Identical	Observable	Unobservable
Description	2009	Assets	Inputs	Inputs
		(In Thousands)
Impaired loans	$1,680,000	$—	$—	$1,680,000

Foreclosed assets	$193,000	$—	$—	$193,000

Mortgage servicing rights	$42,000	$—	$—	$42,000

The methods and assumptions used to estimate the fair values included in the above tables are included in the disclosures that follow.
The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate fair values at September 30, 2009 and June 30, 2009:

Cash and Cash Equivalents (Carried at Cost)
The carrying amounts of cash and short-term instruments approximate fair value.
Securities Available for Sale (Carried at Fair Value)
The fair values of securities available for sale, excluding trust preferred securities, are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.
The market for pooled trust preferred securities is inactive. A significant widening of the bid/ask spreads in the markets in which these securities trade was followed by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and no new pooled trust preferred securities have been issued since 2007. Since there were limited observable market-based Level 1 and Level 2 inputs for trust preferred securities, the fair value of these securities was estimated using primarily unobservable Level 3 inputs. Fair value estimates for trust preferred securities were based on discounting expected cash flows using a risk-adjusted discount rate. The methodology and significant inputs used to determine the aggregate expected cash flows are described in Note 4 — Securities. The Company develops the risk-adjusted discount rate by considering the time value of money (risk-free rate) adjusted for an estimated risk premium for bearing the uncertainty in future cash flows and, given current adverse market conditions, a liquidity adjustment based on an estimate of the premium that a market participant would require assuming an orderly transaction.
Securities Held to Maturity (Carried at Amortized Cost)
A review of the investment portfolio may indicate that certain securities held to maturity are impaired. If necessary, the Company performs fair value modeling and evaluations on these securities. All processes and controls associated with determination of the fair value of those securities are consistent with these performed for securities available for sale.
Federal Home Loan Bank Stock (Carried at Cost)
The carrying amount of Federal Home Loan Bank stock approximates fair value, and considers the limited marketability of such securities.
Loans Receivable (Carried at Cost)
The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.
Impaired Loans (Generally Carried at Fair Value)
Impaired loans are those for which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value of real estate collateral is generally determined based upon independent third-party appraisals of the properties, which consider sales prices of similar properties in the proximate vicinity or by discounting expected cash flows from the properties by an appropriate risk adjusted discount rate. Fair value of collateral other than real estate is based on an estimate of the liquidation proceeds. Impaired loans are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances net of a valuation allowance.
Foreclosed Assets (Carried at Lower of Cost or Fair Value Less Estimated Selling Costs)
Fair values of foreclosed assets are based on independent third party appraisals of the properties or discounted cash flows based upon the expected sales proceeds upon disposition of the assets. These values were generally determined based on the sales prices of similar properties in the proximate vicinity. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.
Mortgage Servicing Rights (Carried at Lower of Cost or Fair Value)
At origination, the Company estimates the fair value of mortgage servicing rights at 1% of the principal balances of loans sold. The Company amortizes that amount over the estimated period of servicing revenues or charges the entire amount to income upon prepayment of the related loan. Due to the small size of the balance of mortgage servicing rights at September 30 and June 30, 2009, the Company did not perform any further analysis or estimate their fair values. Therefore, the Company has disclosed that the carrying amounts of mortgage servicing rights approximate fair value.
Deposit Liabilities (Carried at Cost)
The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities.
Federal Home Loan Bank Advances (Carried at Cost)
Fair values of FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.
Securities Sold Under Agreements To Repurchase (Carried at Cost)
The carrying amounts of securities sold under agreements to repurchase approximate fair value for short-term obligations. The fair values for longer term repurchase agreements are based on current market interest rates for similar transactions.
Accrued Interest Receivable and Payable (Carried at Cost)
The carrying amounts of accrued interest approximate fair value.
Off-Balance-Sheet Credit-Related Instruments (Disclosures at Cost)
Fair values for off-balance-sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these instruments is not material.

The estimated fair values of the Company’s financial instruments were as follows:

	September 30,		June 30,
	2009		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In Thousands)
Financial assets:
Cash and cash equivalents	$21,091	$21,091	$33,657	$33,657
Securities available for sale	24,625	24,625	25,909	25,909
Securities held to maturity	9,959	10,044	—	—
Federal Home Loan Bank stock	3,883	3,883	3,883	3,883
Loans receivable, net	280,147	283,870	283,641	285,607
Accrued interest receivable	1,236	1,236	1,214	1,214
Mortgage servicing rights	44	44	42	42

Financial liabilities:
Deposits	243,313	245,542	244,536	247,102
Federal Home Loan Bank Advances	51,400	54,718	56,400	59,585
Securities sold under agreements to repurchase	21,219	21,379	18,779	18,851
Accrued interest payable	481	481	428	428

Off-balance-sheet financial instruments	—	—	—	—
Note 6 — Guarantees
The Company has not issued any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of September 30, 2009, the Company had $158,000 of letters of credit. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. Management believes that the current amount of the liability as of September 30, 2009 for guarantees under letters of credit issued is not material.
Note 7 — Plan of Conversion and Reorganization
On May 5, 2009, the Board of Directors of OBA Bancorp, MHC approved a plan of conversion and reorganization under which OBA Bancorp, MHC would convert from a mutual holding company to a stock holding company. The conversion to a stock holding company is subject to approval of the members of OBA Bancorp, MHC and the OTS and includes the filing of a registration statement with the U.S. Securities and Exchange Commission. If such approvals are obtained, OBA Bancorp, MHC and OBA Bancorp, Inc. will cease to exist as separate legal entities and a stock holding company, OBA

Financial Services, Inc. (of which the Bank will become a wholly owned subsidiary) will issue and sell shares of capital stock to eligible depositors and borrowers of the Bank and the public.
The cost of conversion and issuing the capital stock will be deferred and deducted from the proceeds of the offering. In the event the conversion and offering are not completed, any deferred costs will be charged to operations. Through September 30, 2009, the Company had incurred approximately $307,000 in conversion and offering costs, which are included in other assets in the consolidated balance sheet.
In accordance with OTS regulations, at the time of the conversion from a mutual holding company to a stock holding company, OBA Financial Services, Inc. will substantially restrict retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Information
     This Quarterly Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:
•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.
     These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Quarterly Report.
     The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:
•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities, if any;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans;

•	changes in our financial condition or results of operations that reduce capital available to pay dividends; and

•	changes in the financial condition or future prospects of issuers of securities that we own.
     Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.
Critical Accounting Policies
     There are no material changes to the critical accounting policies disclosed in OBA Financial Services, Inc.’s Prospectus dated November 12, 2009, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on November 19, 2009.
Comparison of Financial Condition at September 30, 2009 and June 30, 2009
     Assets. Our total assets decreased $4.5 million, or 1.3%, to $357.9 million at September 30, 2009 from $362.5 million at June 30, 2009. The decrease was caused by decreases in cash and cash equivalents and loans, offset by an increase in securities held to maturity. We used excess cash to fund securities purchases and bank owned life insurance, and we experienced continued increased prepayments on longer-term, one- to four-family residential real estate loans, resulting from refinancings with other financial institutions.
     Loans. At September 30, 2009, total gross loans were $281.5 million, or 78.6% of total assets. During the three months ended September 30, 2009, the loan portfolio decreased $3.3 million, or 1.2%. The decrease was caused by a $5.5 million, or 3.4%, decrease in one- to four-family residential real estate loans, due primarily to prepayments exceeding originations during the three months ended September 30, 2009.
     Securities. At September 30, 2009, our securities portfolio totaled $34.6 million, or 9.7% of total assets. During the three months ended September 30, 2009, the securities portfolio increased $8.7 million, or 33.6%. The increase was caused by our using excess cash to purchase U.S. Government agency securities and U.S. Government agency mortgage-backed securities classified as held to maturity. As of September 30, 2009, we owned trust preferred securities with an amortized cost basis of $1.9 million and a fair value of $673,000. Based on our review, for the three months ended September 30, 2009, we recognized other-than-temporary impairment on two of these securities, incurring $224,000 of credit-related losses recorded through our statement of operations as a reduction of non-interest income, offset by $222,000 that was recorded as an increase in other comprehensive income. The net result was our recognizing other-than-temporary impairment of $2,000 for the three months ended September 30, 2009.
     Deposits. During the three months ended September 30, 2009, our deposits decreased $1.2 million, or 0.5%. The decrease resulted from a reduction in higher-cost jumbo certificates of deposit.
     Borrowings. During the three months ended September 30, 2009, our borrowings decreased $2.6 million, or 3.5%. At September 30, 2009, Federal Home Loan Bank advances totaled $51.4 million, or 16.1% of total liabilities, and our repurchase agreements totaled $21.2 million, or 6.7% of total liabilities.

At September 30, 2009, we had access to additional Federal Home Loan Bank advances of up to $44.1 million.
     During the three months ended September 30, 2009, we were able to repay $5.0 million of Federal Home Loan Bank advances while increasing repurchase agreements by $2.4 million. This lowered our cost of funds, as our repurchase agreements generally have lower interest rates than Federal Home Loan Bank advances.
     Equity. Equity increased $406,000, or 1.1%, to $39.0 million at September 30, 2009 from $38.6 million at June 30, 2009. The increase resulted from net income of $27,000 for the three months ended September 30, 2009, as well as a decrease in accumulated other comprehensive loss of $379,000.
Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008
     General. Net income decreased $205,000, or 88.4%, to $27,000 for the three months ended September 30, 2009 from $232,000 for the three months ended September 30, 2008. The decrease was caused by increases in noninterest expense and the provision for loan losses and a decrease in noninterest income, offset by an increase in net interest income and a decrease in income tax expense.
     Net Interest Income. Net interest income increased $215,000, or 10.1%, to $2.3 million for the three months ended September 30, 2009, compared to $2.1 million for the three months ended September 30, 2008. Interest expense decreased $723,000 as declining market interest rates allowed us to reduce our cost of deposits, and as deposit inflows and loan prepayments allowed us to reduce our average balance of borrowings, which also experienced lower interest rates. Interest and dividend income decreased $508,000, or 11.1%, as interest income on loans decreased $389,000 due both to a reduction in our loan portfolio and lower yields on our loans. The interest rate spread and net interest margin were 2.51% and 2.76%, respectively, for the three months ended September 30, 2009, compared to 2.18% and 2.51%, respectively, for the three months ended September 30, 2008. The improvement in the interest rate spread was the result of a decrease in the average cost of interest-bearing liabilities of 94 basis points, which more than offset a 61 basis points decrease in the average yield on interest-earning assets.
     Interest and Dividend Income. Interest and dividend income decreased $508,000, or 11.1%, to $4.1 million for the three months ended September 30, 2009 from $4.6 million for the three months ended September 30, 2008. Interest income on loans decreased $389,000, or 9.5%, to $3.7 million for the three months ended September 30, 2009 from $4.1 million for the three months ended September 30, 2008, as our average yield on loans decreased 45 basis points, to 5.23% for the three months ended September 30, 2009 from 5.68% for the three months ended September 30, 2008, reflecting decreases in market interest rates. In addition, our average loans decreased $5.1 million, or 1.8%, reflecting a reduction in our average balance of one- to four-family residential real estate loans resulting from our selling newly-originated, longer-term (primarily 30 year) one- to four-family residential real estate loans as well as prepayments exceeding other originations that we held in our portfolio. Our average balance of commercial business loans was $26.1 million for the three months ended September 30, 2009 compared to $5.7 million for the three months ended September 30, 2008, reflecting our recent focus on originating commercial business loans, as well as our recent purchases of commercial business loans, which are intended to generate higher yields and assist in managing interest rate risk.
     Interest income on securities decreased $99,000, or 21.5%, to $361,000 for the three months ended September 30, 2009 from $460,000 for the three months ended September 30, 2008, as our average yield on securities decreased 130 basis points to 2.84% for the three months ended September 30, 2009 from 4.14% for the three months ended September 30, 2008, reflecting decreases in market interest rates.

This decrease in average yield on our securities more than offset the increase in interest income resulting from a $5.7 million, or 13.0%, increase in our average balance of securities, as we purchased $7.3 million of securities in November 2008, $3.0 million of securities in March 2009 and $10.0 million of securities in August 2009.
     Interest Expense. Interest expense decreased $723,000, or 29.2%, to $1.8 million for the three months ended September 30, 2009 from $2.5 million for the three months ended September 30, 2008, as we experienced decreases in interest expense on deposits and borrowings. Declining market interest rates and a decrease in higher-cost certificates of deposit allowed us to reduce our deposit expense by $476,000, or 30.4%, as the average rate we paid on deposits decreased 107 basis points to 1.90% for the three months ended September 30, 2009 from 2.97% for three months ended September 30, 2008. This decrease more than offset an increase in interest income resulting from an increase in the average balance of deposits of $18.0 million, or 8.6%, between the periods. Interest expense on borrowings decreased $247,000, or 27.2%, to $662,000 for the three months ended September 30, 2009 from $909,000 for the three months ended September 30, 2008, due to a $20.4 million, or 22.2%, decrease in our average balance of borrowings (primarily in Federal Home Loan Bank advances), as well as a 24 basis points decrease in our average cost of borrowings to 3.70% for the three months ended September 30, 2009 from 3.94% for the three months ended September 30, 2008 (reflecting decreases in market interest rates). The proceeds from loan prepayments have continued to allow us to reduce our average balance of borrowings.
     Provision for Loan Losses. We recorded a provision for loan losses of $148,000 for the three months ended September 30, 2009 compared to $43,000 for the three months ended September 30, 2008. Although our loan portfolio decreased to $281.5 million at September 30, 2009 from $284.8 million at September 30, 2008, we experienced an increase in criticized loans (classified loans plus loans designated as special mention) and impaired loans from September 30, 2008 to September 30, 2009. In addition, the portfolio contained a higher percentage of commercial business loans relative to one- to four-family residential real estate loans at September 30, 2009 compared to September 30, 2008. Specifically, commercial business loans increased by $20.8 million, or 332.3%. These loans represented 9.6% of the gross loan portfolio at September 30, 2009, compared to 2.1% at September 30, 2008. Generally, commercial business loans are considered to have greater risk than one- to four-family residential real estate loans, and, therefore, may require greater allowances for loan losses compared to the same amount of one- to four-family residential real estate loans. The increased provision also reflected continued worsening economic conditions that were reflected by substantial increases in annualized net charge-off rates for the Southeast Region as of September 30, 2009 in construction, non-residential and commercial real estate loans, as reported by the Office of Thrift Supervision. Our allowance for loan losses to total loans was 0.47% and 0.13% at September 30, 2009 and 2008, respectively. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2009 and 2008.

     Non-Interest Income. The following table summarizes changes in non-interest income between the three months ended September 30, 2009 and 2008.

	Three Months Ended
	September 30,		Change
	2009	2008	$ Change	% Change
		(Dollars in thousands)
Customer service fees	$120	$106	$14	13.2%
Loan servicing fees	13	16	(3)	(18.8)%
Bank owned life insurance income	82	60	22	36.7%
Impairment losses on investment securities	(224)	—	(224)	N/A
Net gain on sale of loans	5	—	5	N/A
Other	21	58	(37)	63.8%

Total	$17	$240	$(223)	(92.9)%

     We recognized a $224,000 loss for other-than-temporary impairment on our investments in trust preferred securities during the three months ended September 2009, as described in “—Comparison of Financial Condition at September 30, 2009 and June 30, 2009—Balance Sheet Analysis—Securities.”
     Non-Interest Expense. The following table summarizes changes in non-interest expense between the three months ended September 30, 2009 and 2008.

	Three Months Ended
	September 30,		Change
	2009	2008	$ Change	% Change
		(Dollars in thousands)
Salaries and employee benefits	$1,181	$1,037	$144	13.9%
Occupancy and equipment	364	364	—	—
Data processing	185	176	9	5.1%
Directors’ fees	75	75	—	—
Federal deposit insurance assessments	100	14	86	614.3%
Other	318	323	(5)	(1.5)%

Total	$2,223	$1,989	$234	11.8%

     Federal deposit insurance premiums increased between the periods, reflecting an increase in the Federal Deposit Insurance Corporation’s regular insurance assessment rates.
     Income Tax Expense (Benefit). We recorded an income tax benefit of $47,000 for the three months ended September 30, 2009, which was a direct result of the pre-tax loss for the period, compared to income tax expense of $95,000 for the three months ended September 30, 2008. The effective tax rate for the 2008 period was 28.7%, which was below the statutory tax rate primarily because of the tax-free income we earn on our investment in bank owned life insurance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Not required, as the Registrant is a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES
     Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2009. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
     During the quarter ended September 30, 2009, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
     As of September 30, 2009, the Registrant was not subject to any legal actions.

ITEM 1A.	RISK FACTORS
     Not required, as the Registrant is a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None

ITEM 5.	OTHER INFORMATION
     None

ITEM 6.	EXHIBITS
     The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the Signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OBA FINANCIAL SERVICES, INC. (Registrant)
Date: December 28, 2009	/s/ Charles E. Weller
Charles E. Weller
President and Chief Executive Officer

Date: December 28, 2009	/s/ David A. Miller
David A. Miller
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Certification of Charles E. Weller, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of David A. Miller, Senior Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of Charles E. Weller, President and Chief Executive Officer, and David A. Miller, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.