Form 10-Q
period 2009-12-31
OBA Financial Services, Inc.
filed 2010-02-16
CIK 1471088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from              to

Commission File Number 001-34593

OBA FINANCIAL SERVICES, INC.

(Exact Name of Registrant as Specified in Charter)

Maryland	27-1898270
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

20300 Seneca Meadows Parkway, Germantown, Maryland	20876
(Address of Principal Executive Offices)	(Zip Code)

(301) 916-0742

Registrant’s telephone number, including area code

Not Applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date.

4,628,750 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of February 16, 2010.

OBA FINANCIAL SERVICES, INC.

Form 10-Q Quarterly Report

EXPLANATORY NOTE

OBA Financial Services, Inc., a Maryland Corporation (the “Registrant”), was formed to serve as the stock holding company for OBA Bank as part of the mutual-to-stock conversion of OBA Bancorp, MHC (the “MHC”). As of December 31, 2009, the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of the MHC is included in this Quarterly Report.

Forward-looking Statements

This report, as well as other written communications made from time to time by OBA Financial Services, Inc. and its subsidiary (the “Company”) and oral communications made from time to time by authorized officers of the Company, may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may,” “potential,” and words of similar meaning. These forward-looking statements include, but are not limited to:

•

possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Company, including earnings growth determined using accounting principles generally accepted in the United States of America (“U.S. GAAP”);

•	estimates of revenue growth in retail banking, lending, and other areas and origination volume in the Company’s consumer, commercial, and other lending businesses;

•	statements regarding the asset quality and levels of non-performing assets and impairment charges with respect to our investment portfolio; and

•	statements regarding current and future capital management programs, tangible capital generation, and market share;

•	estimates of non-interest income levels, including fees from services and product sales, and expense levels;

•	statements of our goals, intentions, and expectations;

•	statements regarding our business plans, prospects, growth, and operating strategies; and

•	estimates of our risks and future costs and benefits.

The Company cautions that a number of important factors could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Such factors include, but are not limited to:

•

the factors identified in the Company’s Prospectus dated November 12, 2009 as filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended, on November 19, 2009 under the heading “Risk Factors;”

•	prevailing general economic conditions, either nationally or locally in some or all areas in which the Company conducts business, that are different than expected;

•	changes in the securities market, the banking industry, or competition among depository and other financial institutions;

•

inflation and changes in interest rates, deposit flows, loan demand, real estate values, and consumer spending, saving, and borrowing habits which can materially affect, among other things, consumer banking revenues, origination levels in the Company’s lending businesses and the level of defaults, losses, and prepayments on loans made by the Company, whether held in portfolio or sold in the secondary markets, and the Company’s margin and fair value of financial instruments;

•

changes in any applicable law, rule, government regulation, policy, or practice with respect to tax or legal issues affecting financial institutions, including changes in regulatory fees and capital requirements;

•

risks and uncertainties related to our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel the Company may acquire, if any, into its operations and its ability to realize related revenue synergies and cost savings within the expected time frame;

•

the Company’s timely development of new and competitive products or services in a changing environment, and the acceptance of such products or services by our customers so we are able to enter new markets successfully and capitalize on growth opportunities;

•	operational issues and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems, on which it is highly dependent;

•

changes in accounting principles, policies, guidelines, and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission, and the Public Company Accounting Oversight Board;

•	litigation liability, including costs, expenses, settlements, and judgments, or the outcome of other matters before regulatory agencies, whether pending or commencing in the future;

•	changes in the quality or composition of the investment and loan portfolios;

•	changes in our organization, compensation and benefit plans;

•	changes in other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products, and services; and

•	the timing and occurrence or non-occurrence of events that may be subject to circumstances beyond the Company’s control.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Readers are cautioned not to place undue reliance on these forward-looking statements which are made as of the date of this report, and except as may be required by applicable law or regulation, the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

OBA Bancorp, MHC

Consolidated Statements of Condition (Unaudited)

December 31, 2009 and June 30, 2009

	December 31, 2009	Restated June 30, 2009
	(In Thousands)
Assets:
Cash and due from banks	$113,167	$5,937
Federal funds sold	17,777	27,720

Cash and cash equivalents	130,944	33,657

Securities available for sale	22,540	25,909
Securities held to maturity (Fair value of $4,908)	4,861	—
Federal Home Loan Bank stock, at cost	3,883	3,883
Loans	275,222	284,626
Less allowance for loan losses	1,124	1,167

Net loans	274,098	283,459

Premises and equipment, net	6,237	6,386
Bank owned life insurance	8,124	5,455
Other assets	5,255	3,612

Total assets	$455,942	$362,361

Liabilities:
Deposits:
Noninterest-bearing	$22,488	$16,649
Interest-bearing	328,633	227,887

Total deposits	351,121	244,536

Federal Home Loan Bank advances	50,691	56,400
Securities sold under agreements to repurchase	13,474	18,779
Advance payments from borrowers for taxes and insurance	169	2,424
Other liabilities	1,383	1,720

Total liabilities	416,838	323,859

Equity:
Retained earnings	39,136	38,994
Accumulated other comprehensive loss	(32)	(492)

Total equity	39,104	38,502

Total liabilities and equity	$455,942	$362,361

See notes to consolidated financial statements.

OBA Bancorp, MHC

Consolidated Statements of Operations (Unaudited)

Three and Six Months Ended December 31, 2009 and 2008

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
	(In Thousands)
Interest and Dividend Income:
Loans receivable, including fees	$3,703	$3,981	$7,447	$8,063
Investment securities:
Interest—taxable	364	418	711	821
Dividends	1	4	15	33
Federal funds sold	9	26	19	84

Total interest and dividend income	4,077	4,429	8,192	9,001

Interest Expense:
Deposits	974	1,504	2,064	3,070
Federal Home Loan Bank advances	609	817	1,205	1,620
Securities sold under agreements to repurchase	58	89	124	195

Total interest expense	1,641	2,410	3,393	4,885

Net interest income	2,436	2,019	4,799	4,116
Less provision for (recovery of) loan losses	(55)	75	93	118

Net interest income after provision for (recovery of) loan losses	2,491	1,944	4,706	3,998

Non-Interest Income:
Customer service fees	122	109	242	215
Loan servicing fees	12	15	24	31
Bank owned life insurance income	87	61	169	121
Impairment losses on investment securities:
Total other-than-temporary impairment losses	(82)	—	(84)	—
Losses previously recognized in other comprehensive income before taxes	(244)	—	(466)	—

Net impairment losses recognized in income	(326)	—	(550)	—
Net gain on the sale of investments	—	—	3	—
Net gain on sale of loans	19	—	24	—
Other non-interest income	22	8	41	66

Total non-interest income (loss)	(64)	193	(47)	433

Non-Interest Expense:
Salaries and employee benefits	1,217	1,058	2,398	2,095
Occupancy and equipment	390	385	764	760
Data processing	162	174	315	330
Directors’ fees	78	77	153	152
FDIC assessments	97	9	197	23
Other non-interest expense	363	325	702	653

Total non-interest expense	2,307	2,028	4,529	4,013

Income before income taxes	120	109	130	418
Income tax expense (benefit)	23	27	(12)	115

Net income	$97	$82	$142	$303

See notes to consolidated financial statements.

OBA Bancorp, MHC

Consolidated Statements of Equity and Comprehensive Income (Loss) (Unaudited)

Six Months Ended December 31, 2009 and 2008

	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In Thousands)

Balances at July 1, 2008 (restated)	$39,654	$(767)	$38,887

Comprehensive loss:
Net income	303		303
Other comprehensive loss net of tax:
Net unrealized losses on available for sale securities, net of tax benefit of ($551)		(862)	(862)

Total comprehensive loss			(559)

Balances, December 31, 2008	$39,957	$(1,629)	$38,328

Balances at July 1, 2009 (restated)	$38,994	$(492)	$38,502

Comprehensive income:
Net income	142		142
Other comprehensive income (loss), net of tax:
Unrealized losses on debt securities for which a portion of the impairment has been recognized in income, net of tax benefit of ($33)		(51)	(51)
Net unrealized gains on other available for sale securities, net of tax of $112		176	176
Reclassification adjustment for other-than-temporary impairment losses included in income, net of tax of $215		335	335

Total comprehensive income			602

Balances, December 31, 2009	$39,136	$(32)	$39,104

See notes to consolidated financial statements.

OBA Bancorp, MHC

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended December 31, 2009 and 2008

	Six Months Ended December 31,
	2009	2008
	(In Thousands)
Operating Activities:
Net income	$142	$303

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	93	118
Depreciation and amortization of premises and equipment	265	237
Net accretion of securities premiums and discounts	(7)	(32)
Net gains on sale of investment securities	(3)	—
Impairment losses on investment securities	550	—
Proceeds from sales of loans held for sale	1,494	—
Originated loans held for sale	(1,470)	—
Net gains on sales of loans	(24)	—
Amortization of net deferred loan fees	(112)	(137)
Earnings on investment in bank-owned life insurance	(169)	(121)
Amortization of mortgage servicing rights	1	1
Amortization of brokered deposit premiums	15	15
Prepaid FDIC assessment	(1,415)	—
Changes in other assets and liabilities, net	(828)	(110)

Total adjustments	(1,610)	(29)

Net cash (used in) provided by operating activities	(1,468)	274

Investing Activities:
Principal collections and maturities of securities available for sale	3,583	4,344
Principal collections and maturities of securities held to maturity	5,119	—
Proceeds from sales of securities available for sale	2,478	—
Purchases of securities available for sale	(2,475)	(9,258)
Purchases of securities held to maturity	(9,983)	—
Increases in Federal Home Loan Bank Stock	—	(99)
Loan originations less principal collections	9,333	1,680
Purchases of premises and equipment	(116)	(347)
Purchases of bank-owned life insurance	(2,500)	—

Net cash provided by (used in) investing activities	5,439	(3,680)

Financing Activities:
Net increase in deposits	1,497	4,503
Funds collected for stock offering	105,088	—
Net decrease in securities sold under agreements to repurchase	(5,305)	(10,595)
Repayments of FHLB advances	(10,009)	—
FHLB Advances	4,300	—
Net decrease in advance payments from borrowers for taxes and insurance	(2,255)	(2,580)

Net cash provided by (used in) financing activities	93,316	(8,672)

Increase (decrease) in cash and cash equivalents	97,287	(12,078)
Cash and cash equivalents at beginning of period	33,657	16,144

Cash and cash equivalents at end of period	$130,944	$4,066

Supplemental Disclosures:
Interest paid	$3,447	$4,874
Income taxes paid	15	173
Loans transferred to foreclosed assets	47	—

See notes to consolidated financial statements.

OBA Bancorp, MHC

Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and are presented in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation are of a normal and recurring nature and have been included.

Operating results for the three and six months ended December 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2010. The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the fiscal years ended June 30, 2009 and 2008, included in OBA Financial Services, Inc.’s Prospectus dated November 12, 2009 as filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended.

Subsequent Events

Subsequent events have been evaluated through February 16, 2010, the issue date of the accompanying Consolidated Financial Statements (Unaudited).

OBA Bancorp, MHC

Notes to the Consolidated Financial Statements (Unaudited)—(Continued)

On January 21, 2010, the Registrant completed its plan of conversion and reorganization from a mutual holding company to a stock holding company. In accordance with the plan, OBA Bancorp, MHC and OBA Bancorp, Inc. ceased to exist as separate legal entities and a stock holding company, OBA Financial Services, Inc. (of which OBA Bank became a wholly owned subsidiary) issued and sold shares of capital stock to eligible depositors of OBA Bank. A total of 4,628,750 shares were issued in the conversion at $10 per share, raising $46.3 million of gross proceeds. Approximately $1.4 million in conversion expenses have been offset against the gross proceeds. Through December 31, 2009, the Company had incurred approximately $603,000 in conversion and offering costs, which are included in other assets in the consolidated Statement of Condition. The Registrant’s common stock began trading on the NASDAQ Capital Market under the symbol “OBAF” on January 22, 2010. See Note 6.

Correction of Immaterial Error

During the second quarter of fiscal 2009, the Company identified errors in the calculation of both the total prepaid closing costs and the subsequent amortization of those costs related to the Home Equity loan portfolios in our financial statements for the fiscal years ended June 30, 2005 through June 30, 2009, and for the three months ended September 30, 2009 and September 30, 2008 that were not material to any previously issued financial statements.

Management considered the guidance in Accounting Standard Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections (“ASC 250”), ASC Topic 270 Interim Financial Reporting, ASC Topic 250-S99-1, Assessing Materiality, and ASC Topic 250-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Based on the evaluation of quantitative and qualitative factors, management believes the identified misstatements are immaterial to the Company’s consolidated financial statements as management considers it unlikely that the judgment of a reasonable person relying on the report would have been changed or influenced by this prior period accounting error. However, because management is currently unable to determine the impact on current full fiscal year, management has adjusted the impacted financial statements for the errors.

Management corrected the accounting methodology for this item during the three months ended December 31, 2009 and all periods presented in the accompanying consolidated financial statements have been corrected as necessary to reflect the proper accounting for the prepaid closing costs. See Note 7.

Use of Estimates

In preparing the consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly sensitive to significant change in the near term relate to the determination of the allowance for loan losses, valuation of trust preferred investment securities, the evaluation of other than temporary impairment of trust preferred securities and valuation allowances for deferred tax assets.

OBA Bancorp, MHC

Notes to the Consolidated Financial Statements (Unaudited)—(Continued)

Recent Accounting Pronouncements

Accounting Standards Update 2009-16

In October 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets. This Update amends the Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets – and amendment of FASB Statement No. 140.

The amendments in ASU 2009-16 eliminate the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Also, there are clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.

The effective date is at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. This update is not expected to have an impact on the Company’s Financial Statements.

Accounting Standards Update 2009-17

In October 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810) – Improvements to Financial reporting by Enterprises Involved with Variable Interest Entities. This Update amends the Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R).

The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Also, there are required additional disclosures about a reporting entity’s involvement in variable interest entities.

The effective date is at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. This update is not expected to have an impact on the Company’s Financial Statements.

Accounting Standards Update 2010-01

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505) – Accounting for Distributions to Shareholders with Components of Stock and Cash. This Update Codifies the consensus reached in EITF Issue No. 09-E, Accounting for Stock Dividends, including Distributions to Shareholders with Components of Stock and Cash.

The amendments in ASU 2010-01 clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend.

This Update is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. This update is not expected to have a material impact on the Company’s Financial Statements.

OBA Bancorp, MHC

Notes to the Consolidated Financial Statements (Unaudited)—(Continued)

Accounting Standards Update 2010-06

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurement and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.

This Update requires new disclosures and clarifies some existing disclosure requirements about fair value measurements as set forth in Codification Subtopic 820-10.

This Update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This update is not expected to have a material impact on the Company’s Financial Statements.

NOTE 2 – COMPREHENSIVE INCOME

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

The components of other comprehensive income (loss) and related tax effects are as follows:

	Three Months Ended December 31		Six Months Ended December 31
	2009	2008	2009	2008
	(In Thousands)

Unrealized losses on debt securities for which a portion of the impairment has been recognized in income	$(82)	$—	$(84)	$—
Unrealized gains (losses) on other available for sale securities	(110)	(455)	288	(1,413)
Reclassification adjustment for OTTI losses included in income	326	—	550	—

Net unrealized gains (losses)	134	(455)	754	(1,413)
Tax effect	53	(178)	294	(551)

Net of tax amount	$81	$(277)	$460	$(862)

Accumulated other comprehensive loss consists of the following:

	December 31, 2009	June 30, 2009
	(In Thousands)

Unrealized losses on available for sale securities	$(52)	$(806)
Tax effect	20	314

Total	$(32)	$(492)

OBA Bancorp, MHC

Notes to the Consolidated Financial Statements (Unaudited)—(Continued)

NOTE 3 – SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses are as follows:

		Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
	Amortized Cost		Noncredit OTTI	Other
			(In Thousands)

December 31, 2009
Securities available for sale:
Debt Securities:
Residential mortgage-backed securities	$20,968	$923	$—	$—	$21,891
Trust preferred securities	1,574	—	(904)	(71)	599

Total debt securities available for sale	22,542	923	(904)	(71)	22,490
Equity Securities	50	—	—	—	50

Total securities available for sale	22,592	923	(904)	(71)	22,540

Securities held to maturity:
Debt Securities:
Residential mortgage-backed securities	4,861	47	—	—	4,908

Total debt securities held to maturity	4,861	47	—	—	4,908

Total investment securities	$27,453	$970	$(904)	$(71)	$27,448

June 30, 2009
Securities available for sale:
Debt Securities:
Residential mortgage-backed securities	$24,525	$657	$—	$—	$25,182
Trust preferred securities	2,140	—	(1,370)	(93)	677

Total debt securities available for sale	26,665	657	(1,370)	(93)	25,859
Equity Securities	50	—	—	—	50

Total securities available for sale	$26,715	$657	$(1,370)	$(93)	$25,909

OBA Bancorp, MHC

Notes to the Consolidated Financial Statements (Unaudited)—(Continued)

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2009 are as follows:

	Available for sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due after ten years	$1,574	$599	$—	$—
Residential mortgage-backed securities	20,968	21,891	4,861	4,908

Total	$22,542	$22,490	$4,861	$4,908

At December 31, 2009 and June 30, 2009, the carrying amount of securities pledged to secure repurchase agreements was $21,247,000 and $22,725,000, respectively.

There were no sales of securities available for sale for the three months ended December 31, 2009 and 2008. Proceeds from the sale of securities available for sale were $2,478,000 for the six months ended December 31, 2009. For the six months ended December 31, 2009, gross realized gains were $3,000 and gross realized losses were zero. There were no sales of securities available sale for the six months ended December 31, 2008.

Information pertaining to securities with gross unrealized losses at December 31, 2009 and June 30, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)

December 31, 2009
Trust preferred securities	$—	$—	$975	$599	$975	$599

June 30, 2009
Trust preferred securities	$—	$—	$1,463	$677	$1,463	$677

The Company’s trust preferred securities consist of three variable rate pools of trust preferred securities issued by banks and insurance companies or their holding companies. The securities were purchased at par. The decline in the fair value of these securities has been caused by (1) collateral deterioration due to failures and credit concerns across the financial services sector, (2) the widening of credit spreads for asset-backed securities, and (3) general illiquidity and, as a result, inactivity in the market for these securities.

OBA Bancorp, MHC

Notes to the Consolidated Financial Statements (Unaudited)—(Continued)

The following table provides additional information related to the Company’s pooled trust preferred securities at December 31, 2009:

Security	Class	Amortized Cost	Fair Value	Unrealized Loss	Moody’s/ Fitch Ratings	Current Number of Issuers		Non-performing Collateral as % of Current Collateral	Excess Subordination as a % of Current Performing Collateral

I-PreTSL I	Senior	$144	$73	$(71)	AAA/AAA	17	(1)	9.00%	65.33%
PreTSL VII	Mezzanine	1,066	449	(617)	Ca/CC	21	(2)	62.56%	0.00%
PreTSL VIII	Mezzanine	364	77	(287)	C/CC	38	(2)	43.67%	0.00%

		$1,574	$599	$(975)

(1)	All I-PreTSL I issuers are insurance companies
(2)	All PreTSL VII and PreTSL VIII issuers are banks or bank holding companies

The Company does not intend to sell any of the trust preferred securities and believes it is not more likely than not that the Company will be required to sell any of the securities.

The unrealized loss in the table above related to I-PreTSL I was not recognized in income as the Company believes the present value of expected cash flows is sufficient to recover the entire amortized cost basis. The unrealized losses in the table above on PreTSL VII and PreTSL VIII have not been recognized in income as they represent the noncredit-related portion of OTTI on those securities.

In 2009, the Company determined that unrealized losses on PreTSL VII and PreTSL VIII trust preferred securities were other-than-temporary resulting in credit related charges to income of $1,020,000 for the year ended June 30, 2009. In addition, for the six months ended December 31, 2009, the Company determined that there were additional credit related losses on PreTSL VII and PreTSL VIII resulting in charges to income of $550,000.

Pooled trust preferred securities are measured for other-than-temporary impairment by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows currently estimated. The Company considers the discounted cash flow analysis to be the primary evidence when determining whether credit related other-than-temporary impairment exists.

The aggregate collateral cash flows are dependent on the estimated speeds at which the trust preferred securities are expected to prepay, the estimated rates at which the trust preferred securities are expected to default, and the severity of the losses on those that default. The following provides additional information for each of these variables at December 31, 2009:

Prepayment Assumptions

Trust preferred securities generally allow for prepayment without a prepayment penalty after five years. Due to the current condition of the banking industry and the inactivity in the market for trust preferred issuances, the Company has forecasted relatively modest rates of prepayments in the future.

OBA Bancorp, MHC

Notes to the Consolidated Financial Statements (Unaudited)—(Continued)

Default Rate Assumptions

Default rates were developed based on status of each trust preferred issue and the financial condition of the issuers. The financial condition of each issuer was evaluated using available evidence of key financial ratios relating to each issuer’s capitalization, asset quality, profitability, and liquidity. Also considered in the evaluation, if available, were the most recent ratings from outside rating agencies, recent stock price information, and the status and amount of TARP funding, if any. The Company estimated near-term default rates based on this analysis with a return to historical default levels in the future.

Loss Severity Assumptions

The fact that an issuer defaults does not necessarily result in the occurrence of a loss. Loss severity assumptions are estimates of the expected loss given a default. The Company has developed loss severity assumptions based on published studies of recovery rates on defaulted trust preferred securities.

The following table summarizes the weighted-average assumptions used to estimate the aggregate collateral cash flows at December 31, 2009:

	Performing Collateral				Non-Performing Collateral
(in thousands)	PreTSL VII		PreTSL VIII		PreTSL VII	PreTSL VIII

Prepayment rates	2.00%		2.00%		0.00%	0.00%
Default rates	4.41	%(1)	7.74	%(1)	100.00%	100.00%
Loss severity assumptions	95.00%		95.00%		67.10%	80.57%

(1)	The initial default rate assumption is applied through December 2010. The subsequent default rates follow:

•	Through 2011, approximately 3 times the historical rate, or 1.00%

•	Through 2012, approximately 2 times the historical rate, or .75%, and

•	Through 2013 and beyond, approximately 1 times the historical rate, or .37%.

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

The following table presents a summary of cumulative credit losses related to other-than-temporary impairment charges recognized in income for trust preferred securities held at December 31, 2009:

(In Thousands)

Beginning balance of cumulative credit losses at June 30, 2009	$1,020
Additions to credit losses recorded on securities	550

Ending balance of cumulative credit losses at December 31, 2009	$1,570

There is a reasonable possibility that the present value of expected cash flows and fair values of the trust preferred securities could further decline in the near term if the overall economy and the financial

OBA Bancorp, MHC

Notes to the Consolidated Financial Statements (Unaudited)—(Continued)

condition of some of the issuers continue to deteriorate and the liquidity of these securities remains low. As a result, there is a risk that additional other-than-temporary impairment may occur in the near term and such amounts could be material to the Company’s consolidated financial statements.

NOTE 4 – FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

FASB Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

OBA Bancorp, MHC

Notes to the Consolidated Financial Statements (Unaudited)—(Continued)

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31 and June 30, 2009 are as follows:

Description	December 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Securities available for sale	$22,540	$—	$21,941	$599

Description	June 30, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Securities available for sale	$25,909	$—	$25,232	$677

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended December 31, 2009 (in thousands):

	Three Months Ended December 31, 2009	Six Months Ended December 31, 2009
Beginning balance	$673	$677

Principal repayments	(4)	(17)
Unrealized losses included in non-interest income (loss)	(326)	(550)
Unrealized gains included in other comprehensive income	256	489

Ending balance	$599	$599

OBA Bancorp, MHC

Notes to the Consolidated Financial Statements (Unaudited)—(Continued)

For assets measured at fair value on a nonrecurring basis at December 31, 2009 and June 30, 2009, the fair value measurements by level within the fair value hierarchy are as follows (in thousands):

Description	December 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$825	$—		$825

Foreclosed assets	$240	$—		$240

Mortgage servicing rights	$48	$—		$48

Description	June 30, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$1,680	$—		$1,680

Foreclosed assets	$193	$—		$193

Mortgage servicing rights	$42	$—		$42

The methods and assumptions used to estimate the fair values included in the above tables are included in the disclosures that follow.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate fair values at December 31, 2009 and June 30, 2009:

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

OBA Bancorp, MHC

Notes to the Consolidated Financial Statements (Unaudited)—(Continued)

The market for pooled trust preferred securities is inactive. A significant widening of the bid/ask spreads in the markets in which these securities trade was followed by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and no new pooled trust preferred securities have been issued since 2007. Since there were limited observable market-based Level 1 and Level 2 inputs for trust preferred securities, the fair value of these securities was estimated using primarily unobservable Level 3 inputs. Fair value estimates for trust preferred securities were based on discounting expected cash flows using a risk-adjusted discount rate. The methodology and significant inputs used to determine the aggregate expected cash flows are described in Note 3—Securities. The Company develops the risk-adjusted discount rate by considering the time value of money (risk-free rate) adjusted for an estimated risk premium for bearing the uncertainty in future cash flows and, given current adverse market conditions, a liquidity adjustment based on an estimate of the premium that a market participant would require assuming an orderly transaction.

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

Federal Home Loan Bank Stock (Carried at Cost)

The carrying amount of Federal Home Loan Bank stock approximates fair value and considers the limited marketability of such securities.

Loans Receivable (Carried at Cost)

The fair values of loans are estimated using discounted cash flow analyses which use market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

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

OBA Bancorp, MHC

Notes to the Consolidated Financial Statements (Unaudited)—(Continued)

Mortgage Servicing Rights (Carried at Lower of Cost or Fair Value)

At origination, the Company estimates the fair value of mortgage servicing rights at 1% of the principal balances of loans sold. The Company amortizes that amount over the estimated period of servicing revenues or charges the entire amount to income upon prepayment of the related loan. Due to the small size of the balance of mortgage servicing rights at December 31 and June 30, 2009, the Company did not perform any further analysis or estimate their fair values. Therefore, the Company has disclosed that the carrying amounts of mortgage servicing rights approximate fair value.

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

Federal Home Loan Bank Advances (Carried at Cost)

Fair values of FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms, and remaining maturity. These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

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

OBA Bancorp, MHC

Notes to the Consolidated Financial Statements (Unaudited)—(Continued)

The estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2009		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$130,944	$130,944	$33,657	$33,657
Securities available for sale	22,540	22,540	25,909	25,909
Securities held to maturity	4,861	4,908	—	—
Federal Home Loan Bank stock	3,883	3,883	3,883	3,883
Loans receivable, net	274,098	277,519	283,459	285,607
Accrued interest receivable	1,142	1,142	1,214	1,214
Mortgage servicing rights	48	48	42	42

Financial liabilities:
Deposits	351,121	353,222	244,536	247,102
Federal Home Loan Bank Advances	50,691	53,498	56,400	59,585
Securities sold under agreements to repurchase	13,474	13,608	18,779	18,851
Accrued interest payable	374	374	428	428

Off-Balance sheet financial instruments	—	—	—	—

NOTE 5 – GUARANTEES

The Company has not issued any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of December 31, 2009, the Company had $158,000 of letters of credit. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. Management believes that the current amount of the liability as of December 31, 2009 for guarantees under letters of credit issued is not material.

NOTE 6 – CONVERSION AND REORGANIZATION

On May 5, 2009, the Board of Directors of OBA Bancorp, MHC approved a plan of conversion and reorganization under which OBA Bancorp, MHC would convert from a mutual holding company to a stock holding company.

In accordance with OTS regulations, at the time of the conversion from a mutual holding company to a stock holding company, OBA Financial Services, Inc. substantially restricted retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation

OBA Bancorp, MHC

Notes to the Consolidated Financial Statements (Unaudited)—(Continued)

account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

NOTE 7 – CORRECTION OF IMMATERIAL ERROR

The Company offers Home Equity Lines of Credit (“HELOC”) and Home Equity Loans (“HEL”), collectively (“Loans”), to their customers in the normal course of business. A standard feature of this product set is the prepayment of various closing costs and fees (“Closing Costs”) by the Bank and the amortization of these Closing Costs. These Closing Costs include, but are not limited to; standard closing costs and appraisal, credit report, and flood insurance fees. The Bank determined that the Subsidiary Ledger (“Ledger”) used to reconcile these items contained three errors:

•	Periodic amortization of prepaid closing costs was being calculated incorrectly due to a spreadsheet error;

•	Certain loans were not included in the Ledger; therefore, the entirety of the Closing Costs associated with those loans were not included in the Ledger; and

•	Certain fees were not included in the Closing Costs in the Ledger.

As described in Note 1, Management determined the effects on the accompanying financial statements are as follows:

The effects of the restatement on retained earnings and total equity as of July 1, 2008 included in the accompanying Consolidated Statements of Equity and Comprehensive Income (Loss) (Unaudited) is a reduction of $71 thousand, and the effects of the restatement on the consolidated Statement of Condition as of June 30, 2009 are as follows:

As originally reported:
Total assets	$362,471
Loans receivable, net	283,641
Other assets	3,540
Equity	38,612

Restatement adjustments:
Total assets	$(110)
Loans receivable, net	(182)
Other assets	72
Equity	(110)

As restated:
Total assets	$362,361
Loans receivable, net	283,459
Other assets	3,612
Equity	38,502

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

The principal objective of this Financial Review is to provide an overview of the financial condition and results of operations of OBA Bancorp, MHC and its subsidiary. The discussion and tabular presentations should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes.

Overview of Income and Expenses

Income

The Company has two primary sources of pre-tax income. The first is net interest income. Net interest income is the difference between interest income, which is the income the Company earns on its loans and investments, and interest expense, which is the interest the Company pays on its deposits and borrowings.

The second source of pre-tax income is non-interest income, the compensation received from providing products and services. The majority of the non-interest income comes from service charges on deposit accounts, bank owned life insurance income, and loan servicing fees. The Company also earns income from the sale of residential mortgage loans and other fees and charges.

The Company recognizes gains or losses as a result of sales of investment securities, foreclosed property, and premises and equipment. In addition, the Company recognizes losses on its investment securities that are considered other-than-temporarily impaired. Gains and losses are not a regular part of the Company’s primary source of income.

Expenses

The expenses the Company incurs in operating its business consist of salaries and employee benefits, occupancy, equipment expense, external processing fees, FDIC assessments, Director fees, and other non-interest expenses.

Salaries and employee benefits expense consists primarily of the salaries and wages paid to employees, payroll taxes, and expenses for health care, retirement and other employee benefits.

Occupancy expenses, which are fixed or variable costs associated with premises and equipment, consist primarily of lease payments, real estate taxes, depreciation charges, maintenance, and cost of utilities.

Equipment expense includes expenses and depreciation charges related to office and banking equipment.

External processing fees are paid to third parties mainly for data processing services.

Other expenses include expenses for attorneys, accountants and consultants, advertising and marketing, franchise taxes, charitable contributions, insurance, office supplies, postage, telephone, and other miscellaneous operating expenses.

Critical Accounting Policies and Estimates

There are no material changes to the critical accounting policies disclosed in OBA Financial Services, Inc.’s Prospectus dated November 12, 2009, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on November 19, 2009.

Comparison of Financial Condition at December 31, 2009 and June 30, 2009

Assets. Total assets increased $93.6 million, or 25.8%, to $455.9 million at December 31, 2009 from $362.4 million at June 30, 2009. The increase was primarily due to an increase in cash and cash equivalents of $97.3 million due to $105.1 million collected as part of the mutual-to-stock conversion of OBA Bancorp, MHC.

Loans. At December 31, 2009, total gross loans were $275.2 million. During the six months ended December 31, 2009, the loan portfolio decreased $9.4 million, or 3.3%. The decrease was due to a reduction in mortgage loans of $17.1 million, offset by an increase in Home Equity products of $1.4 million and commercial loans of $6.3 million.

Allowance for Loan Losses. The allowance for loan losses at December 31, 2009 is $1.1 million. The allowance for loan losses at June 30, 2009 was $1.2 million. A discussion on the impact on trends and the allowance for loan losses are discussed in the Company’s Prospectus dated November 12, 2009 as filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended.

Securities. At December 31, 2009, the securities portfolio totaled $27.4 million, or 6.0% of total assets. During the six months ended December 31, 2009, the securities portfolio increased $1.5 million, or 5.8%. The increase was caused by using excess cash to purchase U.S. Government agency mortgage-backed securities classified as held to maturity. As of December 31, 2009, three trust preferred securities with an amortized cost basis of $1.6 million and a fair value of $599,000 were included in the investment portfolio. Based on management’s review for the six months ended December 31, 2009, other-than-temporary impairment was recognized on two of these securities, incurring $550,000 of credit-related losses recorded through the statement of operations as a reduction of non-interest income, offset by $466,000 that was recorded as an increase in other comprehensive income. The net result was the recognition of other-than-temporary impairment of $84,000 for the six months ended December 31, 2009.

Deposits. During the six months ended December 31, 2009, deposits increased by $106.6 million, or 43.6%. The increase resulted from the collection of $105.1 million in subscription funds that were being held as deposits in connection with the mutual-to-stock conversion of OBA Bancorp, MHC.

Borrowings. During the six months ended December 31, 2009, borrowings decreased $11.0 million, or 14.7%. At December 31, 2009, Federal Home Loan Bank advances totaled $50.7 million, or 12.2% of total liabilities, and our repurchase agreements totaled $13.5 million, or 3.2% of total liabilities. At December 31, 2009, we had access to additional Federal Home Loan Bank advances of up to $48.8 million.

During the six months ended December 31, 2009, we repaid $5.7 million of Federal Home Loan Bank advances while simultaneously decreasing our repurchase agreements by $5.3 million. This lowered our cost of funds, as the increase in core deposits offset the repayment of these wholesale funding sources.

Equity. Equity increased $602,000, or 1.6%, to $39.1 million at December 31, 2009 from $38.5 million at June 30, 2009. The increase resulted from net income of $142,000 for the six months ended December 31, 2009, as well as a decrease in accumulated other comprehensive loss of $460,000.

Comparison of Operating Results for the Three Months Ended December 31, 2009 and 2008

General. Net income increased $15,000 to $97,000 for the three months ended December 31, 2009 from net income of $82,000 for the three months ended December 31, 2008. The increase in net income was a result of an increase in net interest income of $417,000, lower provision for loan losses of $130,000 offset by lower non-interest income of $257,000 and an increase in non-interest expense of $279,000.

Net Interest Income. Net interest income increased $417,000, or 20.7%, to $2.4 million for the three months ended December 31, 2009, compared to $2.0 million for the three months ended December 31, 2008. Interest expense decreased $769,000 as declining market interest rates resulted in the reduction of the cost of deposits and borrowings. Deposit inflows and loan prepayments allowed for the reduction of the average balance of borrowings which, generally, is higher-cost funding compared to core deposits. Interest and dividend income decreased $352,000, or 7.9%, as interest income on loans decreased $278,000 due both to a reduction in the loan portfolio and lower yields on the loans contained in the portfolio. The interest rate spread and net interest margin were 2.89% and 2.89%, respectively, for the three months ended December 31, 2009, compared to 2.39% and 2.17%, respectively, for the three months ended December 31, 2008. The improvement in the interest rate spread was the result of a decrease in the average cost of interest-bearing liabilities of 113 basis points, which more than offset a 41 basis points decrease in the average yield on interest-earning assets.

Interest and Dividend Income. Interest and dividend income decreased $352,000, or 7.9%, to $4.1 million for the three months ended December 31, 2009 from $4.4 million for the three months ended December 31, 2008. Interest income on loans decreased $278,000, or 7.0%, to $3.7 million for the three months ended December 31, 2009 from $4.0 million for the three months ended December 31, 2008, as the average yield on loans decreased 29 basis points, to 5.25% for the three months ended December 31, 2009 from 5.54% for the three months ended December 31 2008, reflecting decreases in market interest rates. In addition, average loans decreased $6.9 million, or 2.4%, reflecting a reduction in the average balance of one- to four-family residential real estate loans resulting from management’s decision to sell newly-originated, longer-term (primarily 30 year) fixed-rate one- to four-family residential real estate loans to help mitigate interest rate risk, as well as prepayments exceeding other originations that were held in the portfolio. The average balance of total commercial business and real estate loans was $100.8 million for the three months ended December 31, 2009 compared to $76.1 million for the three months ended December 31, 2008. The average balance of commercial business loans was $26.8 million for the three months ended December 31, 2009 compared to $6.5 million for the three months ended December 31, 2008, reflecting the recent focus on originating commercial business loans, as well as the recent purchases of commercial business loans, which generally carry higher yields and assist in managing interest rate risk.

Interest income on securities decreased $57,000, or 13.5%, to $365,000 for the three months ended December 31, 2009 from $422,000 for the three months ended December 31, 2008, as the average yield on securities decreased 24 basis points to 4.23% for the three months ended December 31, 2009 from 4.47% for the three months ended December 31, 2008, reflecting decreases in market interest rates and corresponding increases in prepayments within the mortgage backed securities portfolio.

Interest Expense. Interest expense decreased $769,000, or 31.9%, to $1.6 million for the three months ended December 31, 2009 from $2.4 million for the three months ended December 31, 2008. Interest expense on both deposits and borrowings decreased. Declining market interest rates and a decrease in higher-cost certificates of deposit allowed for the reduction of deposit expense by $530,000, or 35.2%, as the average rate paid on deposits decreased 120 basis points to 1.48% for the three months ended December 31, 2009 from 2.68% for three months ended December 31, 2008. This decrease more than offset an increase in interest expense resulting from an increase in the average balance of deposits of $37.9 million, or 17.0%, between the periods resulting from holding subscription funds for the mutual to stock conversion. Interest expense on borrowings decreased $239,000, or 26.4%, to $667,000 for the three months ended December 31, 2009 from $906,000 for the three months ended December 31, 2008, due to a $14.5 million, or 16.4%, decrease in the average balance of borrowings (primarily in Federal Home Loan Bank advances), as well as a 50 basis points decrease in the average cost of borrowings to 3.57% for the three months ended December 31, 2009 from 4.07% for the three months ended December 31, 2008 (reflecting decreases in market interest rates). The proceeds from loan prepayments and an increase in core deposits have continued to allow for the reduction in the average balance of borrowings.

Provision for Loan Losses. A credit to provision for loan losses of $55,000 was recorded for the three months ended December 31, 2009 compared to an increase in provision for loan losses of $75,000 for the three months ended December 31, 2008. The decrease in the provision for loan losses was a result of the payoff of one loan and a lower loss on that loan than was previously allocated. The approximately $2.3 million dollar loan was allocated at 15% of the loan balance or approximately $350,000. The actual loss on the loan was approximately $150,000. The difference, net of current quarter provision for loan losses, resulted in the credit to the provision. The allowance for loan losses was $1.1 million and $452,000 as of December 31, 2009 and 2008, respectively.

Non-Interest Income. The following table summarizes changes in non-interest income between the three months ended December 31, 2009 and 2008.

	Three Months Ended December 31,		Change
	2009	2008	$	%
	(In Thousands)

Customer service fees	$122	$109	$13	11.9%
Loan servicing fees	12	15	(3)	(20.0)
Bank owned life insurance income	87	61	26	42.6
Impairment losses on investment securities	(326)	—	(326)	—
Net gain on the sale of investments	—	—	—	—
Net gain on sale of loans	19	—	19	—
Other non-interest income	22	8	14	175.0

Total non-interest loss	$(64)	$193	$(257)	(133.2)

An other-than-temporary impairment loss on the investments in trust preferred securities in the amount of $326,000 was recognized during the three months ended December 31, 2009, as described in “—Comparison of Financial Condition at December 31, 2009 and June 30, 2009—Securities.” An increase in bank owned life insurance income of $26,000 during the three months ended December 31, 2009 was a result of an additional purchase of $2.5 million of bank owned life insurance during the first fiscal quarter of 2009.

Non-Interest Expense. The following table summarizes changes in non-interest expense between the three months ended December 31, 2009 and 2008.

	Three Months Ended December 31,		Change
	2009	2008	$	%
	(In Thousands)

Salaries and employee benefits	$1,217	$1,058	$159	15.0%
Occupancy and equipment	390	385	5	1.3
Data processing	162	174	(12)	(6.9)
Directors’ fees	78	77	1	1.3
FDIC assessments	97	9	88	977.8
Other non-interest expense	363	325	38	11.7

Total non-interest expense	$2,307	$2,028	$279	13.8

Federal deposit insurance premiums increased between the periods, reflecting an increase in the Federal Deposit Insurance Corporation’s (FDIC) regular insurance assessment rates.

Income Tax Expense. Income taxes of $23,000 were recorded for the three months ended December 31, 2009, compared to income taxes of $27,000 for the three months ended December 31, 2008.

Comparison of Operating Results for the Six Months Ended December 31, 2009 and 2008

General. Net income decreased $161,000 to $142,000 for the six months ended December 31, 2009 compared to $303,000 for the six months ended December 31, 2008. The decrease was a result of lower non-interest income of $480,000 and higher non-interest expense of $516,000 offset higher net interest income of $683,000 and lower taxes of $127,000.

Net Interest Income. Net interest income increased $683,000, or 16.6%, to $4.8 million for the six months ended December 31, 2009, compared to $4.1 million for the six months ended December 31, 2008. Interest expense decreased $1.5 million as declining market interest rates resulted in the reduction of the cost of deposits and borrowings. Deposit inflows and loan prepayments allowed the reduction of the average balance of borrowings which, generally, is higher cost funding compared to core deposits. Interest and dividend income decreased $809,000, or 9.0%, as interest income on loans decreased $616,000 due both to a reduction in the loan portfolio and lower yields on the loans contained in the portfolio. The interest rate spread and net interest margin were 2.84% and 2.79%, respectively, for the six months ended December 31, 2009, compared to 2.44% and 2.21%, respectively, for the six months ended December 31, 2008. The improvement in the interest rate spread was the result of a decrease in the average cost of interest-bearing liabilities of 106 basis points, which more than offset a 48 basis points decrease in the average yield on interest-earning assets.

Interest and Dividend Income. Interest and dividend income decreased $809,000, or 9.0%, to $8.2 million for the six months ended December 31, 2009 from $9.0 million for the six months ended December 31, 2008. Interest income on loans decreased $616,000, or 7.6%, to $7.4 million for the six months ended December 31, 2009 from $8.1 million for the six months ended December 31, 2008, as the average yield on loans decreased 33 basis points, to 5.26% for the six months ended December 31, 2009 from 5.59% for the six months ended December 31, 2008, reflecting decreases in market interest rates. In addition, average loans decreased $6.0 million, or 2.1%, reflecting a reduction in our average balance of one- to four-family residential real estate loans resulting from management’s decision to selling newly-originated, longer-term (primarily 30 year) fixed rate one- to four-family residential real estate loans to mitigate interest rate risk, as well as prepayments exceeding other originations that were held in the portfolio. The average balance of total commercial business and real estate loans was $97.6 million for the six months ended December 31, 2009 compared to $74.7 million for the six months ended December 31, 2008. The average balance of commercial business loans was $26.4 million for the six months ended December 31, 2009 compared to $6.1 million for the six months ended December 31, 2008, reflecting the recent focus on originating commercial business loans, as well as our recent purchases of commercial business loans, which generally carry higher yields and assist in managing interest rate risk.

Interest income on securities decreased $128,000, or 15.0%, to $726,000 for the six months ended December 31, 2009 from $854,000 for the six months ended December 31, 2008, as the average yield on securities decreased 40 basis points to 4.21% for the six months ended December 31, 2009 from 4.61% for the six months ended December 31, 2008, reflecting decreases in market interest rates.

Interest Expense. Interest expense decreased $1.5 million, or 30.5%, to $3.4 million for the six months ended December 31, 2009 from $4.9 million for the six months ended December 31, 2008. Interest expense on both deposits and borrowings decreased. Declining market interest rates and a decrease in higher-cost certificates of deposit allowed for the reduction of deposit expense by $1.0 million, or 32.8%, as the average rate paid on deposits decreased 114 basis points to 1.62% for the six months ended December 31, 2009 from 2.76% for six months ended December 31, 2008. This decrease more than offset an increase in the average balance of deposits of $31.9 million, or 14.4%, between the periods. Interest expense on borrowings decreased $486,000, or 26.8%, to $1.3 million for the six months ended December 31, 2009 from $1.8 million for the six months ended December 31, 2008, due to a $17.5 million, or 19.4%, decrease in our average balance of borrowings (primarily in Federal Home Loan Bank advances), as well as a 38 basis points decrease in our average cost of borrowings to 3.62% for the six months ended December 31, 2009 from 4.00% for the six months ended December 31, 2008 (reflecting decreases in market interest rates). The proceeds from loan prepayments and an increase in core deposits have continued to allow us to reduce our average balance of borrowings.

Provision for Loan Losses. We recorded provision for loan losses of $93,000 for the six months ended December 31, 2009 compared to $118,000 for the six months ended December 31, 2008. See “—Comparison of Operating Results for the Three Months Ended December 31, 2009—Provision for Loan Losses” for a discussion of the provision necessary to establish the allowance for loan losses at December 31, 2009 and 2008.

Non-Interest Income. The following table summarizes changes in non-interest income between the six months ended December 31, 2009 and 2008.

	Six Months Ended December 31,		Change
	2009	2008	$	%
	(In Thousands)

Customer service fees	$242	$215	$27	12.6%
Loan servicing fees	24	31	(7)	(22.6)
Bank owned life insurance income	169	121	48	39.7
Impairment losses on investment securities	(550)	—	(550)	—
Net gain on the sale of investments	3	—	3	—
Net gain on sale of loans	24	—	24	—
Other non-interest income	41	66	(25)	(37.9)

Total non-interest income (loss)	$(47)	$433	$(480)	(110.9)

An other-than-temporary impairment loss on the investments in trust preferred securities in the amount of $550,000 was recognized during the six months ended December 31, 2009, as described in “—Comparison of Financial Condition at December 31, 2009 and June 30, 2009—Securities.” An increase in bank owned life insurance income of $48,000 during the six months ended December 31, 2009 was a result of an additional purchase of $2,500,000 of bank owned life insurance during the six month period ended December 31, 2009.

Non-Interest Expense. The following table summarizes changes in non-interest expense between the six months ended December 31, 2009 and 2008.

	Six Months Ended December 31,		Change
	2009	2008	$	%
	(In Thousands)

Salaries and employee benefits	$2,398	$2,095	$303	14.5%
Occupancy and equipment	764	760	4	0.5
Data processing	315	330	(15)	(4.5)
Directors’ fees	153	152	1	0.7
FDIC assessments	197	23	174	756.5
Other non-interest expense	702	653	49	7.5

Total non-interest expense	$4,529	$4,013	$516	12.9

Federal deposit insurance premiums increased between the periods, reflecting an increase in the Federal Deposit Insurance Corporation’s regular insurance assessment rates. In connection with the mutual-to-stock conversion the Company increased the depth of the management team by hiring a new Chief Financial Officer and Director of Marketing during the six months ended December 31, 2009. These positions were additions to staff.

Income Tax Expense (Benefit). The Company recorded an income tax benefit of $12,000 for the six months ended December 31, 2009, compared to income tax expense of $115,000 for the six months ended December 31, 2008. The income tax benefit for the six months ended December 31, 2009 was a result of tax-free income earned on the Company’s investment in bank owned life insurance which exceeded pre-tax earnings for the quarter.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required, as the Registrant is a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2009. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

During the six months ended December 31, 2009, The Company hired a new Chief Financial Officer and a new Controller, and the Company’s previous Chief Financial Officer was named Chief Operations Officer. There have been no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of December 31, 2009, the Registrant was not subject to any legal actions.

ITEM 1A.	RISK FACTORS

Not required, as the Registrant is a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Exhibit Index” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OBA FINANCIAL SERVICES, INC.
(Registrant)

Date: February 16, 2010	/S/ CHARLES E. WELLER
Charles E. Weller
President and Chief Executive Officer

Date: February 16, 2010	/S/ DAVID A. MILLER
David A. Miller
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Charles E. Weller, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of David A. Miller, Senior Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of Charles E. Weller, President and Chief Executive Officer, and David A. Miller, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.