Form 10-Q
period 2010-03-31
OBA Financial Services, Inc.
filed 2010-05-13
CIK 1471088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2010

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date.

4,628,750 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of May 12, 2010.

OBA FINANCIAL SERVICES, INC. and Subsidary

Form 10-Q Quarterly Report

Forward-looking Statements

This report, as well as other written communications made from time to time by OBA Financial Services, Inc. and its subsidiary, OBA Bank, (the “Company”) and oral communications made from time to time by authorized officers of the Company, may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may,” “potential,” and words of similar meaning. These forward-looking statements include, but are not limited to:

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

The Company cautions that a number of important factors could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Such factors include, but are not limited to:

•

the factors identified in the Company’s Prospectus dated November 12, 2009 as filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended, on November 19, 2009 under the heading “Risk Factors”, as updated from time to time in other documents we file with the Securities and Exchange Commission.

•	prevailing general economic conditions, either nationally or locally in some or all areas in which the Company conducts business, that are different than expected;

•	changes in the securities market, the banking industry, or competition among depository and other financial institutions;

•

inflation and changes in interest rates, deposit flows, loan demand, real estate values, consumer spending, savings, and borrowing habits which can materially affect, among other things, consumer banking revenues, origination levels in the Company’s lending businesses and the level of defaults, losses, and prepayments on loans made by the Company, whether held in portfolio or sold in the secondary markets, and the Company’s margin and fair value of financial instruments;

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Condition (Unaudited)

	March 31, 2010	June 30, 2009
(In thousands, except share data)
Assets:
Cash and due from banks	$46,132	$5,937
Federal funds sold	19,133	27,720

Cash and cash equivalents	65,265	33,657

Securities available for sale	20,246	25,909
Securities held to maturity (fair value of $4,816)	4,751	—
Federal Home Loan Bank stock, at cost	3,883	3,883
Loans	266,741	284,626
Less: allowance for loan losses	1,304	1,167

Net loans	265,437	283,459

Premises and equipment, net	6,201	6,386
Bank owned life insurance	8,209	5,455
Other assets	4,617	3,612

Total assets	$378,609	$362,361

Liabilities:
Deposits:
Noninterest-bearing	$22,611	$16,649
Interest-bearing	213,484	227,887

Total deposits	236,095	244,536

Federal Home Loan Bank advances	41,862	56,400
Securities sold under agreements to repurchase	18,123	18,779
Advance payments from borrowers for taxes and insurance	1,337	2,424
Other liabilities	1,272	1,720

Total liabilities	298,689	323,859

Stockholders’ Equity:
Preferred stock (par value $.01); authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock (par value $.01); authorized 100,000,000 shares; issued and outstanding 4,628,750 and 0 shares at March 31, 2010 and June 30, 2009, respectively	46	—
Additional paid-in capital	44,760	—
Unearned ESOP shares	(3,657)	—
Retained earnings	38,202	38,994
Accumulated other comprehensive income (loss)	569	(492)

Total stockholders’ equity	79,920	38,502

Total liabilities and stockholders’ equity	$378,609	$362,361

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
(In thousands, except per share data)
Interest and Dividend Income:
Loans receivable, including fees	$3,583	$3,825	$11,030	$11,888
Investment securities:
Interest – taxable	291	406	1,002	1,227
Dividends	—	(5)	15	28
Federal funds sold	53	8	72	92

Total interest and dividend income	3,927	4,234	12,119	13,235

Interest Expense:
Deposits	816	1,268	2,880	4,338
Federal Home Loan Bank advances	493	759	1,698	2,379
Securities sold under agreements to repurchase	54	58	178	253

Total interest expense	1,363	2,085	4,756	6,970

Net interest income	2,564	2,149	7,363	6,265
Less provision for loan losses	680	133	773	251

Net interest income after provision for loan losses	1,884	2,016	6,590	6,014

Non-Interest Income:
Customer service fees	110	99	352	314
Loan servicing fees	12	11	36	42
Bank owned life insurance income	85	61	254	182
Impairment losses on investment securities:
Total other-than-temporary impairment losses	(428)	—	(512)	—
Non-credit losses previously recognized in other comprehensive income before taxes	(904)	—	(1,370)	—

Net impairment losses recognized in income	(1,332)	—	(1,882)	—
Net gain on the sale of investments	—	—	3	—
Net gain on sale of loans	27	22	51	22
Other non-interest income	27	55	68	121

Total non-interest income (loss)	(1,071)	248	(1,118)	681

Non-Interest Expense:
Salaries and employee benefits	1,313	1,116	3,711	3,211
Occupancy and equipment	375	395	1,139	1,155
Data processing	176	168	491	498
Directors fees	73	74	226	226
FDIC assessments	155	13	352	36
Other non-interest expense	291	312	993	965

Total non-interest expense	2,383	2,078	6,912	6,091

Income (loss) before income taxes	(1,570)	186	(1,440)	604
Income tax expense (benefit)	(636)	46	(648)	161

Net income (loss)	$(934)	$140	$(792)	$443

Basic loss per share (1)	$(0.22)	N/A	$(0.19)	N/A

Basic weighted average shares outstanding (1)	4,258,516	N/A	4,258,516	N/A

(1)	Calculated from the effective date of January 21, 2010 to the period end

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (Unaudited)

Nine Months Ended March 31, 2010 and 2009

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

(In thousands)
Balances at July 1, 2009	$—	$—	$—	$38,994	$(492)	$38,502

Comprehensive income:
Net loss				(792)		(792)
Other comprehensive income (loss), net of tax:
Unrealized losses on debt securities for which a portion of impairment has been recognized in income, net of tax benefit of ($199)					(313)	(313)
Net unrealized gains on other available for sale securities, net of tax of $143					226	226
Reclassification adjustment for other-than-temporary impairment losses included in income, net of tax of $734					1,148	1,148

Total comprehensive income						269
Issuance of 4,628,750 shares of common stock net of offering costs	46	44,758				44,804
Purchase of 370,300 ESOP shares			(3,703)			(3,703)
ESOP shares committed to be released (4,629 shares)		2	46			48

Balances, March 31, 2010	$46	$44,760	$(3,657)	$38,202	$569	$79,920

Balances at July 1, 2008	$—	$—	$—	$39,654	$(767)	$38,887

Comprehensive loss:
Net income				443		443
Other comprehensive loss net of tax:
Net unrealized losses on available for sale securities, net of tax benefit of ($368)					(577)	(577)

Total comprehensive loss						(134)

Balances, March 31, 2009	$—	$—	$—	$40,097	$(1,344)	$38,753

See notes to consolidated financial statements.

OBA Financial Services, Inc. Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
	2010	2009
(in thousands)
Operating Activities:
Net (loss) income	$(792)	$443
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for loan losses	773	251
Depreciation and amortization of premises and equipment	402	368
Net accretion of securities’ premiums and discounts	(7)	(37)
Net gains on sale of investment securities	(3)	—
Impairment losses on investment securities	1,882	—
Proceeds from sales of loans held for sale	2,478	2,992
Originated loans held for sale	(2,427)	(2,970)
Net gains on sales of loans	(51)	(22)
Amortization of net deferred loan costs (fees)	8	(5)
Earnings on investment in bank-owned life insurance	(254)	(182)
ESOP expense	48	—
Amortization of mortgage servicing rights	4	24
Amortization of brokered deposit premiums	22	34
Changes in other assets and liabilities, net	(2,110)	(36)

Total adjustments	765	417

Net cash (used in) provided by operating activities	(27)	860

Investing Activities:
Principal collections and maturities of securities available for sale	5,431	8,260
Principal collections and maturities of securities held to maturity	5,227	—
Proceeds from sales of securities available for sale	2,579	—
Purchases of securities available for sale	(2,475)	(12,256)
Purchases of securities held to maturity	(9,983)	—
Increases in Federal Home Loan Bank Stock	—	(87)
Loan purchases	(200)	—
Loan originations less principal collections	17,394	8,835
Purchases of premises and equipment	(217)	(663)
Purchases of bank-owned life insurance	(2,500)	—

Net cash provided by investing activities	15,256	4,089

Financing Activities:
Increase (decrease) in deposits	(8,441)	19,701
Net decrease in securities sold under agreements to repurchase	(656)	(6,907)
Proceeds from advances from the FHLB	4,300	5,000
Repayment of advances from the FHLB	(18,838)	(5,000)
Net decrease in advance payments from borrowers for taxes and insurance	(1,087)	(1,288)
Proceeds from issuance of common stock, net of costs	41,101	—

Net cash provided by financing activities	16,379	11,506

Increase in cash and cash equivalents	31,608	16,455
Cash and cash equivalents at beginning of period	33,657	16,144

Cash and cash equivalents at end of period	$65,265	$32,599

Supplemental Disclosures:
Interest paid	$4,802	$6,929
Income taxes paid	81	289
Non cash investing activities:
Loans transferred to foreclosed assets	47	—
Non cash financing activities:

During January 2010, the Company loaned $3.7 million to the Employee Stock Ownership Plan, which was used to acquire 370,300 shares of the Company’s stock. The loan is secured by the shares purchased and is shown as Unearned ESOP shares in the consolidated balance sheets.

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

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

On January 21, 2010, OBA Bancorp, MHC completed its plan of conversion and reorganization from a mutual holding company to a stock holding company. In accordance with the plan, OBA Bancorp, MHC and OBA Bancorp, Inc. ceased to exist as separate legal entities and a stock holding company, OBA Financial Services, Inc. (of which OBA Bank became a wholly owned subsidiary) issued and sold shares of capital stock to eligible depositors of OBA Bank. A total of 4,628,750 shares were issued in the conversion at $10 per share, raising $46.3 million of gross proceeds. Approximately $1.5 million in conversion expenses have been offset against the gross proceeds. The Registrant’s common stock began trading on the NASDAQ Capital Market under the symbol “OBAF” on January 22, 2010.

In accordance with OTS regulations, at the time of the conversion from a mutual holding company to a stock holding company, OBA Bank substantially restricted retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

The Bank is a community-oriented savings institution, providing a variety of financial services to individuals and small businesses through its offices in Maryland and Washington, D.C. Its primary deposits are demand and time certificate accounts and its primary lending products are residential and commercial mortgage loans. OBA Financial Services, Inc. and OBA Bank are subject to regulation and supervision by the Office of Thrift Supervision.

Basis of Presentation

The consolidated financial statements include the accounts of OBA Financial Services, Inc., and OBA Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Operating results for the three and nine months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2010. The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the fiscal years ended June 30, 2009 and 2008, included in OBA Financial Services, Inc.’s Prospectus dated November 12, 2009 as filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended.

Use of Estimates

In preparing the consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Statement of Condition and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly sensitive to significant change in the near term relate to the determination of the allowance for loan losses and the valuation allowance for deferred tax assets.

OBA Financial Services, Inc. and Subsidiary

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

ASU 2010-06 is effective for fiscal years beginning after December 15, 2009 and for interim periods within those fiscal years except the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This update did not and is not expected to have a material impact on the Company’s Financial Statements.

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited)—(Continued)

NOTE 2 – COMPREHENSIVE INCOME

U.S. GAAP requires that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the Statement of Condition, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects are as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2010	2009	2010	2009
	(In thousands)
Unrealized losses on debt securities for which a portion of impairment has been recognized in income	$(428)	$—	$(512)	$—
Unrealized gains (losses) on other available for sale securities	81	468	369	(945)
Reclassification adjustment for OTTI losses included in income	1,332	—	1,882	—

Net unrealized gains (losses)	985	468	1,739	(945)
Tax effect	384	183	678	(368)

Net of tax amount	$601	$285	$1,061	$(577)

Accumulated other comprehensive income (loss) consists of the following:

	March 31 2010	June 30, 2009
	(In thousands)
Unrealized gains (losses) on available for sale securities	$932	$(806)
Tax effect	(363)	314

Total	$569	$(492)

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited)—(Continued)

NOTE 3 – SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
			Noncredit OTTI	Other	Fair Value

			(In thousands)
March 31, 2010
Securities available for sale:
Debt Securities:
Residential mortgage-backed securities	$19,123	$959	$—	$—	$20,082
Trust preferred securities	140	—	—	(26)	114

Total debt securities available for sale	19,263	959	—	(26)	20,196
Equity Securities	50	—	—	—	50

Total securities available for sale	19,313	959	—	(26)	20,246

Securities held to maturity:
Debt Securities:
Residential mortgage-backed securities	4,751	65	—	—	4,816

Total debt securities held to maturity	4,751	65	—	—	4,816

Total investment securities	$24,064	$1,024	$—	$(26)	$25,062

June 30, 2009
Securities available for sale:
Debt Securities:
Residential mortgage-backed securities	$24,525	$657	$—	$—	$25,182
Trust preferred securities	2,140	—	(1,370)	(93)	677

Total debt securities available for sale	26,665	657	(1,370)	(93)	25,859
Equity Securities	50	—	—	—	50

Total securities available for sale	$26,715	$657	$(1,370)	$(93)	$25,909

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2010 are as follows:

	Available for sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(In thousands)
Due after ten years	$140	$114	$—	$—
Residential mortgage-backed securities	19,123	20,082	4,751	4,816

Total	$19,263	$20,196	$4,751	$4,816

At March 31, 2010 and June 30, 2009, the carrying amount of securities pledged to secure repurchase agreements was $23.9 million and $22.7 million, respectively.

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited)—(Continued)

In 2009, the Company determined that unrealized losses on two trust preferred securities (PreTSL VII and PreTSL VIII) were other-than-temporary resulting in credit related charges to income of $1.0 million for the year ended June 30, 2009 and $550,000 for the six months ended December 31, 2009. At December 31, 2009, non-credit related losses of $904,000 (pre-tax) were included in accumulated other comprehensive loss as the Company did not intend to sell the securities and believed it was not more likely than not that the Company would be required to sell the securities.

During the quarter ended March 31, 2010, the Company re-evaluated its intent with regard to the two bank and bank holding company backed pooled trust preferred securities. Due to the continued deterioration in the financial condition of some issuers, lack of improvements in the securities’ liquidity, the amount of management’s time and related costs of monitoring, valuing and accounting for the securities and tax related considerations, the Company decided to sell the securities. As a result of this decision, the Company recorded an additional other-than-temporary impairment charge of $1.3 million in the accompanying Statement of Operations for the three months ended March 31, 2010. The other-than-temporary impairment charge was based on the amount of the amortized cost of the security in excess of the subsequent sale proceeds of $97,000.

The Company received proceeds of $2.6 million for the sale of securities available for sale in the nine months ended March 31, 2010, resulting in gross realized gains of $3,000. In addition to the aforementioned sale of pooled trust preferred securities, the Company sold one U.S. government-sponsored mortgage-backed security in the nine months ended March 31, 2010. There were no sales of securities in the nine months ended March 31, 2009.

The following table presents a summary of cumulative credit losses related to other-than-temporary impairment charges recognized in income for trust preferred securities sold during the three months ended March 31, 2010:

(In Thousands)
Beginning balance of cumulative credit losses at June 30, 2009	$1,020
Additions to credit losses recorded on securities	550
Reduction for securities sold	(1,570)

Ending balance of cumulative credit losses at March 31, 2010	$—

Information pertaining to securities with gross unrealized losses at March 31, 2010 and June 30, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2010
Trust preferred securities	$—	$—	$26	$114	$26	$114

June 30, 2009
Trust preferred securities	$—	$—	$1,463	$677	$1,463	$677

At March 31, 2010, the Company owned one trust preferred security backed by a total of 17 insurance and insurance holding companies. The security was purchased at par. The decline in the fair value of this security has been caused by (1) collateral deterioration due to failures and credit concerns across the financial services sector, (2) the widening of credit spreads for asset-backed securities, and (3) general illiquidity and, as a result, inactivity in the market for these securities.

The remaining pooled trust preferred security is in the senior tranche and is rated “AAA” by the rating agencies Moody’s and Fitch. Non-performing collateral as a percent (%) of current collateral and excess subordination as a percent (%) of current performing collateral are 9.00% and 65.7%, respectively, at March 31, 2010. The unrealized loss in the table above related to this security was not recognized in income as the Company does not intend to sell the security, believes it is not more than likely than not that the Company will be required to sell the security and believes the present value of expected cash flows is sufficient to recover the entire amortized cost basis.

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited)—(Continued)

NOTE 4 – FAIR VALUE MEASUREMENTS AND DISCLOSURES

Management uses its best judgment in estimating the fair value of the Company’s assets and liabilities; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all assets and liabilities, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective reporting dates and have not been re-evaluated or updated for purposes of these assets and liabilities subsequent to those respective dates. As such, the estimated fair values of these assets and liabilities subsequent to the respective reporting dates may be different than the amounts reported at each reporting date. Accounting guidance related to fair value measurements and disclosures establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2010 and June 30, 2009 are as follows:

(In thousands)	March 31, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Description
Securities available for sale	$20,246	$—	$20,132	$114

Description	June 30, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Securities available for sale	$25,909	$—	$25,232	$677

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited)—(Continued)

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended March 31, 2010:

	Three Months Ended March 31, 2010	Nine Months Ended March 31, 2010
	(In thousands)
Beginning balance	$599	$677
Principal repayments	(5)	(21)
Sale of securities	(97)	(97)
Unrealized losses included in non-interest income (loss)	(1,332)	(1,882)
Portion of unrealized losses previously included in other comprehensive income	904	1,370
Unrealized gains included in other comprehensive income	45	67

Ending balance	$114	$114

For assets measured at fair value on a nonrecurring basis at March 31, 2010 and June 30, 2009, the fair value measurements by level within the fair value hierarchy are as follows:

(In thousands)	March 31, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Description
Impaired loans	$479	$—		$479

Foreclosed assets	$240	$—		$240

Description	June 30, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$1,680	$—		$1,680

Foreclosed assets	$193	$—		$193

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited)—(Continued)

The methods and assumptions used to estimate the fair values included in the above tables are included in the disclosures that follow.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate fair values at March 31, 2010 and June 30, 2009:

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

Loans Receivable (Carried at Cost)

The fair values of loans (except impaired loans) are estimated using discounted cash flow analyses which use market rates at the statement of condition date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

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

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited)—(Continued)

Mortgage Servicing Rights (Carried at Lower of Cost or Fair Value)

At origination, the Company estimates the fair value of mortgage servicing rights at 1% of the principal balances of loans sold. The Company amortizes that amount over the estimated period of servicing revenues or charges the entire amount to income upon prepayment of the related loan. Due to the small size of the balance of mortgage servicing rights at March 31, 2010 and June 30, 2009, the Company did not perform any further analysis or estimate their fair values. Therefore, the Company has disclosed that the carrying amounts of mortgage servicing rights approximate fair value.

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

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited)—(Continued)

The estimated fair values of the Company’s financial instruments were as follows:

	March 31, 2010		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$65,265	$65,265	$33,657	$33,657
Securities available for sale	20,246	20,246	25,909	25,909
Securities held to maturity	4,751	4,816	—	—
Federal Home Loan Bank stock	3,883	3,883	3,883	3,883
Loans receivable, net	265,437	273,049	283,459	285,607
Accrued interest receivable	1,080	1,080	1,214	1,214
Mortgage servicing rights	57	57	42	42

Financial liabilities:
Deposits	236,095	237,903	244,536	247,102
Federal Home Loan Bank Advances	41,862	44,518	56,400	59,585
Securities sold under agreements to repurchase	18,123	18,303	18,779	18,851
Accrued interest payable	382	382	428	428

Off-Balance sheet financial instruments	—	—	—	—

NOTE 5 – GUARANTEES

The Company has not issued any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of March 31, 2010, the Company had $503,000 of outstanding letters of credit. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. Management believes that the current amount of the liability as of March 31, 2010 for guarantees under letters of credit issued is not material.

NOTE 6 – EMPLOYEE STOCK OWNERSHIP PLAN

Effective January 1, 2010, the Company adopted an Employee Stock Ownership Plan (ESOP) for eligible employees. The ESOP borrowed $3.7 million from the Company and used those funds to acquire 370,300 shares or 8% of the total number of shares issued by the Company in its initial public offering. The shares were acquired at a price of $10.00 per share.

The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 20-year term of the loan with funds from OBA Bank’s contributions to the ESOP and dividends payable on stock, if any. The interest rate on the ESOP loan is an adjustable rate equal to the lowest prime rate, as published in The Wall Street Journal. The interest rate will adjust annually and will be the prime rate on the first business day of the calendar year.

Shares purchased by the ESOP will be held by a trustee in an unallocated suspense account, and shares will be released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, OBA Bank reports compensation expense based on the average fair value of shares committed to be released with a corresponding credit to stockholders’ equity. Compensation expense recognized for the three months ended March 31, 2010 amounted to $48,000.

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited)—(Continued)

Shares held by the ESOP trust at March 31, 2010 were as follows:

Shares committed to be released	4,629
Unearned shares	365,671

Total ESOP shares	370,300

Fair value of unearned shares, in thousands	$3,931

NOTE 7 – EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. The Company has no dilutive potential common shares for the three month period ended March 31, 2010. Because the mutual to stock conversion was not completed until January 21, 2010, per share earnings data is not presented for the three and nine months ended March 31, 2009.

(Dollars in thousands, except per share data)	Three Months Ended March 31, 2010	Nine Months Ended March 31, 2010

Basic
Net income (loss)	$(934)	$(792)

Shares:
Weighted average common shares outstanding (1)	4,258,516	4,258,516

Loss per common share, basic (1)	$(0.22)	$(0.19)

(1)	Calculated from the effective date of January 21, 2010 to the period end.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

The principal objective of this Financial Review is to provide an overview of the financial condition and results of operations of OBA Financial Services Inc., and its subsidiary, OBA Bank. The discussion and tabular presentations should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes.

Overview of Income and Expenses

Income

The Company has two primary sources of pre-tax income. Net interest income is the difference between interest income, which is the income the Company earns on its loans and investments, and interest expense, which is the interest the Company pays on its deposits and borrowings.

Non-interest income is the compensation received from providing products and services and from other income. The majority of the non-interest income is earned from service charges on deposit accounts, bank owned life insurance income, and loan servicing fees. The Company also earns income from the sale of residential mortgage loans and other fees and charges.

The Company recognizes gains or losses as a result of sales of investment securities, foreclosed property, and premises and equipment. In addition, the Company recognizes losses on its investment securities that are considered other-than-temporarily impaired. Gains and losses are not a regular part of the Company’s primary sources of income.

Expenses

The expenses the Company incurs in operating its business consist of salaries and employee benefits, occupancy and equipment expense, external processing fees, FDIC assessments, Director fees, and other non-interest expenses.

Salaries and employee benefits expense consists primarily of the salaries and wages paid to employees, payroll taxes, and expenses for health care, retirement, and other employee benefits.

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

Comparison of Financial Condition at March 31, 2010 and June 30, 2009

Assets. Total assets increased $16.2 million, or 4.5%, to $378.6 million at March 31, 2010 from $362.4 million at June 30, 2009. The increase was primarily due to an increase in cash and cash equivalents and partially offset by a decrease in total loans.

Cash and Cash equivalents. Cash and cash equivalents increased $31.6 million due primarily to the collection of the proceeds from the mutual-to-stock conversion of OBA Bancorp, MHC.

Loans. At March 31, 2010, total gross loans were $266.7 million. During the nine months ended March 31, 2010, the loan portfolio decreased $17.9 million, or 6.3%. The decrease was due to a reduction in fixed rate residential mortgage loans of $24.0 million, offset by an increase in home equity products of $1.5 million and commercial loans of $4.6 million. The reduction is a result of management’s decision to sell newly-originated, longer-term (primarily 30 year) fixed rate one- to four-family residential real estate loans to mitigate interest rate risk, as well as prepayments exceeding other originations that were held in the portfolio.

Allowance for Loan Losses.

The following table summarizes activity in the allowance for loan losses for the three and nine months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2010	2009	2010	2009
Balance at beginning of period	$1,124	$452	$1,167	$483
Provision for loan losses	680	133	773	251
Loans charged-off	(500)	(5)	(636)	(154)

Balance at end of period	$1,304	$580	$1,304	$580

Ratios:
Net charge-offs to average loans	0.75%	0.01%	0.30%	0.07%
Allowance for loan losses to loans	0.49	0.20	0.49	0.20

At March 31, 2010, the allowance for loan losses was $1.3 million compared with $1.2 million at June 30, 2009. The loss allowance as a percentage of total loans at March 31, 2010 was 0.49% compared to 0.20% at March 31, 2009 and 0.41% at June 30, 2009. Net charge-offs as a percentage of average loans increased to 75 basis points for the three months ended March 31, 2010 from one basis point for the three months ended March 31, 2009. The increase is a result of one charge-off of $500,000 for the three month period ended March 31, 2010, as well as, average loans decreasing by $15.3 million. The loan charged-off was a home equity line of credit on which the customer was current at the time the Company received a Chapter 7 bankruptcy filing notice. Subsequently, based on the appraised value of the property, the outstanding loan balance, and the Company’s policies, the Company determined that the loan should be charged-off.

Net charge-offs as a percentage of average loans increased to 30 basis points for the nine months ended March 31, 2010 from seven basis points for the three months ended March 31, 2009. This is a result of $636,000 in net charge-offs for the nine months ended March 31, 2010, as well as, average loans decreasing by $9.3 million.

Non-performing Assets. Loans are placed on non-accrual status when payment of principal or interest is 90 days or more delinquent. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if both principal and interest payments are brought current and full payment of principal and interest is expected. At March 31, 2010 and June 30, 2009, the Company had $719,000 and $2.7 million in total non-performing assets, respectively.

The following table summarizes non-performing assets as of March 31, 2010 and June 30, 2009:

	March 31, 2010	June 30, 2009
(in thousands)
Non-performing assets
Non-accrual loans:
One-to four-family residential	$446	$1,155
Home equity	33	—
Construction	—	1,304

Total non-accrual loans	479	2,459
Other real estate owned	240	193

Total non-performing assets	$719	$2,652

Asset quality ratios:
Non-performing loans to total loans	0.18%	0.87%
Non-performing assets to total assets	0.19	0.73

Credit quality trends in the loan portfolios have improved since June 30, 2009. The non-performing loans to total loans ratio improved 69 basis points from 87 basis points as of June 30, 2009 to 18 basis points as of March 31, 2010. The non-performing assets to total assets ratio improved 54 basis points from 73 basis points as of June 30, 2009 to 19 basis points as of March 31, 2010.

Securities. At March 31, 2010, the securities portfolio totaled $25.0 million, or 6.6% of total assets. During the nine months ended March 31, 2010, the securities portfolio decreased $0.9 million, or 3.5%. The decrease was caused by paydowns of U.S. Government agency mortgage-backed securities and the divestiture of the bank and bank holding company backed Pooled Trust Preferred Securities (see Note 3 – Investments included in the consolidated financial statements). Additionally, the Company reinvested investment cash flow by purchasing $4.8 million of U.S. Government agency mortgage-backed securities in the Held to Maturity portfolio.

Deposits. During the nine months ended March 31, 2010, deposits decreased by $8.4 million, or 3.5%. The decrease resulted from the reduction of higher costing deposits offset by an increase in lower costing deposits. Specifically, retail and brokered certificates of deposits decreased by $23.6 million while checking accounts increased by $13.6 million and money market accounts by $1.5 million.

Borrowings. During the nine months ended March 31, 2010, total borrowings decreased $15.2 million, or 20.2%. At March 31, 2010, Federal Home Loan Bank advances totaled $41.9 million, or 14.0% of total liabilities and were reduced by 25.8%, and repurchase agreements totaled $18.1 million, or 6.1% of total liabilities and were reduced by 3.5%. The reduction of these wholesale sources of funds lowered our cost of funds, as the increase in core deposits offset the repayment of these wholesale funding sources.

At March 31, 2010, the Company had access to additional Federal Home Loan Bank advances of up to $44.6 million.

Equity. Equity increased $41.4 million, or 107.6%, to $79.9 million at March 31, 2010 from $38.5 million at June 30, 2009. The increase resulted primarily from $41.1 million of net proceeds from the mutual to stock conversion of OBA Bancorp, MHC.

Capital and Liquidity. The Company’s goal is to maintain a strong capital position that supports its strategic goals while, at the same time, exceeding regulatory standards. At March 31, 2010, the Company exceeded all regulatory minimum capital requirements and met the definition of a “well-capitalized” institution; total risk-based capital ratio exceeding 10%, Tier 1 risk-based capital ratio exceeding 6%, and leverage capital ratio exceeding 5%.

The Company’s primary sources of funds are deposits, borrowed funds, amortization and prepayment of loans, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Company invests excess funds in short-term interest-earning and other assets which provide liquidity to meet lending requirements.

The Company is a member of the Federal Home Loan Bank of Atlanta, whose competitive advance programs provide the Company with a safe, reliable, and convenient source of funds. A significant decrease in liquidity could result in the Company seeking other sources of funds, including, but not limited to, additional borrowings, brokered deposits, negotiated time deposits, the sale of “available for sale” investment securities, and the sale of loans or other assets.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009

General. Net income decreased $1.1 million to a net loss of $934,000 for the three months ended March 31, 2010 from net income of $140,000 for the three months ended March 31, 2009. The decrease in net income was primarily a result of other-than-temporary impairment charges taken prior to the sale of the Company’s bank and bank holding company backed pooled trust preferred securities, an increase in non-interest expense, and an increase in the provision for loan losses offset by an increase in net interest income. As discussed in Note 3 of the accompanying Financial Statements, the other-than-temporary impairment charge taken in the three months ended March 31, 2010 was $1.3 million. Non-interest expense increased $305,000 in the three months ended March 31, 2010 primarily due to increases in salaries and employee benefits and FDIC assessment charges. Net interest income increased $415,000 to $2.6 million in the three months ended March 31, 2010 from $2.1 million in the three months ended March 31, 2009. The Company’s provision for loan losses for the three months ended March 31, 2010 was $680,000, an increase of $547,000 from $133,000 in the three months ended March 31, 2009.

Net Interest Income. Net interest income increased $415,000, or 19.3%, to $2.6 million for the three months ended March 31, 2010, compared to $2.1 million for the three months ended March 31, 2009. Interest expense decreased $722,000 as declining market interest rates resulted in the reduction of the cost of deposits and borrowings. Deposit inflows and loan prepayments allowed for the continued reduction of the average balance of borrowings which, generally, is higher-cost funding compared to core deposits. Interest and dividend income decreased $307,000, or 7.3%, as interest income and fees on loans decreased $242,000 due both to a reduction in the loan portfolio and lower yields on the loans contained in the portfolio. The net interest margin was 3.25% for the three months ended March 31, 2010, compared to 2.58% for the three months ended March 31, 2009. The improvement in the net interest margin was the result of a decrease in the average cost of interest-bearing liabilities of 79 basis points, which more than offset an 11 basis points decrease in the average yield on interest-earning assets.

Interest and Dividend Income. Interest and dividend income decreased $307,000, or 7.3%, to $3.9 million for the three months ended March 31, 2010 from $4.2 million for the three months ended March 31, 2009. Interest income on loans decreased $242,000, or 6.3%, to $3.6 million for the three months ended March 31, 2010 from $3.8 million for the three months ended March 31, 2009, as the average yield on loans decreased six basis points, to 5.35% for the three months ended March 31, 2010 from 5.41% for the three months ended March 31 2009, reflecting decreases in market interest rates.

In addition, average loans decreased $15.3 million, or 5.3%, reflecting a reduction in the average balance of one- to four-family residential real estate loans of $36.3 million for the three months ended March 31, 2010. The reduction resulted from management’s decision to sell newly-originated, longer-term (primarily 30 year) fixed-rate one- to four-family residential real estate loans to help mitigate interest rate risk, as well as, prepayments exceeding other originations that were held in the portfolio. The reduction in the residential real estate portfolio was offset by average balance increases in consumer and commercial loans of $2.4 and $18.7 million, respectively, for the three months ended March 31, 2010, reflecting the recent focus on originating commercial business loans, as well as the previous purchase of commercial business loans. Commercial loans generally carry higher yields and assist in managing interest rate risk.

Interest income on securities decreased $115,000, or 28.3%, to $291,000 for the three months ended March 31, 2010 from $406,000 for the three months ended March 31, 2009, as the average yield on securities decreased 71 basis points to 3.82% for the three months ended March 31, 2010 from 4.53% for the three months ended March 31, 2009, reflecting decreases in market interest rates and corresponding increases in prepayments within the mortgage backed securities portfolio.

Interest Expense. Interest expense decreased $722,000, or 34.6%, to $1.4 million for the three months ended March 31, 2010 from $2.1 million for the three months ended March 31, 2009. Interest expense on both deposits and borrowings decreased. Declining market interest rates and a decrease in higher-cost certificates of deposit allowed for the reduction of deposit expense by $452,000, or 35.6%, as the average rate paid on deposits decreased 83 basis points to 1.52% for the three months ended March 31, 2010 from 2.35% for three months ended March 31, 2009.

Interest expense on borrowings decreased $270,000, or 33.0%, to $547,000 for the three months ended March 31, 2010 from $817,000 for the three months ended March 31, 2009, due to a $23.7 million, or 27.6%, decrease in the average balance of borrowings (primarily in Federal Home Loan Bank advances), as well as a 28 basis points decrease in the average cost of borrowings to 3.53% for the three months ended March 31, 2010 from 3.81% for the three months ended March 31, 2009 (reflecting decreases in market interest rates). The proceeds from loan prepayments and an increase in core deposits have continued to allow for the reduction in the average balance of borrowings.

Provision for Loan Losses. The Company’s provision for loan losses for the three months ended March 31, 2010 was $680,000, an increase of $547,000 from $133,000 in the three month period ended March 31, 2009. The increase in the provision for loan losses was primarily a result of the Company charging off one loan in the amount of $500,000 and creating a specific allocation in the allowance for loan losses for the full carrying value of one additional loan for $59,000. For further discussion related to the provision for loan losses, see Allowance for Loan Losses. For a further discussion related to loan portfolio performance, see Non-performing Assets.

Non-Interest Income. The following table summarizes changes in non-interest income between the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,		Change
	2010	2009	$	%
	(In thousands)
Customer service fees	$110	$99	$11	11.1%
Loan servicing fees	12	11	1	9.1
Bank owned life insurance income	85	61	24	39.3
Impairment losses on investment securities	(1,332)	—	(1,332)	—
Net gain on sale of loans	27	22	5	22.7
Other non-interest income	27	55	(28)	(50.9)

Total non-interest income (loss)	$(1,071)	$248	$(1,319)	(531.9)

As previously discussed, an other-than-temporary impairment loss prior to the sale of pooled trust preferred securities in the amount of $1.3 million was recognized during the three months ended March 31, 2010. An increase in bank owned life insurance income of $24,000 during the three months ended March 31, 2010 was a result of an additional purchase of $2.5 million of bank owned life insurance during the first fiscal quarter of 2010.

Non-Interest Expense. The following table summarizes changes in non-interest expense between the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,		Change
	2010	2009	$	%
	(In thousands)
Salaries and employee benefits	$1,313	$1,116	$197	17.7%
Occupancy and equipment	375	395	(20)	(5.1)
Data processing	176	168	8	4.8
Directors’ fees	73	74	(1)	(1.4)
FDIC assessments	155	13	142	1,092.3
Other non-interest expense	291	312	(21)	(6.7)

Total non-interest expense	$2,383	$2,078	$305	14.7

Salaries and benefits increased in connection with the mutual-to-stock conversion as the Company increased the depth of the management team by hiring a new Chief Financial Officer and Director of Marketing during the nine months ended March 31, 2010. In addition, the Company hired two commercial bankers as part of the business strategy to increase the commercial loan portfolios. These positions were additions to staff. The Federal Deposit Insurance Corporation’s premiums (FDIC) increased between the periods, reflecting an industry-wide increase in the FDIC’s regular insurance assessment rates.

Income Taxes. The Company recorded an income tax benefit of $636,000 for the three months ended March 31, 2010, reflecting an effective tax rate of 40.5%, compared to income tax expense of $46,000 for the three months ended March 31, 2009, reflecting an effective tax rate of 24.7%. The income tax benefit for the three months ended March, 2010 was primarily the result of a pre-tax loss of $1.6 million. The difference between the effective tax rate and statutory rate is primarily due to the amount of income received from bank-owned life insurance, which is tax-free for federal and state tax purposes, relative to total pre-tax income for each period.

Comparison of Operating Results for the Nine Months Ended March 31, 2010 and 2009

General. Net income decreased $1.2 million to a net loss of $792,000 for the nine months ended March 31, 2010 compared to net income of $443,000 for the nine months ended March 31, 2009. The decrease in net income was primarily a result of other-than-temporary impairment charges taken on the Company’s bank and bank holding company backed pooled trust preferred securities, an increase in non-interest expense, and an increase in the provision for loan losses partially offset by an increase in net interest income. As discussed in Note 3 of the accompanying financial statements, the other-than-temporary impairment charges taken in the nine months ended March 31, 2010 were $1.9 million. Non-interest expense increased $821,000 for the nine months ended March 31, 2010 primarily due to increases in salaries and employee benefits and FDIC assessment charges. Net interest income increased $1.1 million to $7.4 million in the nine months ended March 31, 2010 from $6.3 million in the nine months ended March 31, 2009. The Company’s provision for loan losses for the nine months ended March 31, 2010 was $773,000, an increase of $522,000 from $251,000 in the nine months ended March 31, 2009.

Net Interest Income. Net interest income increased $1.1 million, or 17.5%, to $7.4 million for the nine months ended March 31, 2010, compared to $6.3 million for the nine months ended March 31, 2009. Interest expense decreased $2.2 million as declining market interest rates resulted in the reduction of the cost of deposits and borrowings. Deposit inflows and loan prepayments allowed the reduction of the average balance of borrowings which, generally, is higher cost funding compared to core deposits. Interest and dividend income decreased $1.1 million, or 8.4%, as interest income and fees on loans decreased $858,000 due both to a reduction in the loan portfolio and lower yields on the loans contained in the portfolio. The net interest margin was 2.97% for the nine months ended March 31, 2010 compared to 2.49% for the nine months ended March 31, 2009. The improvement in the net interest margin was the result of a decrease in the average cost of interest-bearing liabilities of 89 basis points, which more than offset a 37 basis points decrease in the average yield on interest-earning assets.

Interest and Dividend Income. Interest and dividend income decreased $1.1 million or 8.4%, to $12.1 million for the nine months ended March 31, 2010 from $13.2 million for the nine months ended March 31, 2009. Interest income on loans decreased $858,000, or 7.2%, to $11.0 million for the nine months ended March 31, 2010 from $11.9 million for the nine months ended March 31, 2009, as the average yield on loans decreased 23 basis points, to 5.29% for the nine months ended March 31, 2010 from 5.52% for the nine months ended March 31, 2009, reflecting decreases in market interest rates.

In addition, average loans decreased $9.3 million, or 3.2%, reflecting a reduction in the average balance of one- to four-family residential real estate loans of $34.3 million for the nine months ended March 31, 2010. The reduction resulted from management’s decision to sell newly-originated, longer-term (primarily 30 year) fixed rate one- to four-family residential real estate loans to mitigate interest rate risk, as well as prepayments exceeding other originations that were held in the portfolio. The reduction in the residential real estate portfolio was offset by average balance increases in consumer and commercial loans of $4.0 and $21.1 million, respectively, for the nine months ended March 31, 2010, reflecting the recent focus on originating commercial business loans, as well as the previous purchase of commercial business loans. Commercial loans generally carry higher yields and assist in managing interest rate risk.

Interest income on securities decreased $225,000, or 18.3%, to $1.0 million for the nine months ended March 31, 2010 from $1.2 million for the nine months ended March 31, 2009, as the average yield on securities decreased 72 basis points to 4.08% for the nine months ended March 31, 2010 from 4.80% for the nine months ended March 31, 2009, reflecting decreases in market interest rates and corresponding increases in prepayments within the mortgage backed securities portfolio.

Interest Expense. Interest expense decreased $2.2 million, or 31.8%, to $4.8 million for the nine months ended March 31, 2010 from $7.0 million for the nine months ended March 31, 2009. Interest expense on both deposits and borrowings decreased. Declining market interest rates and a decrease in higher cost certificates of deposit allowed for the reduction of deposit expense by $1.5 million, or 33.6%, as the average rate paid on deposits decreased 97 basis points to 1.73% for the nine months ended March 31, 2010 from 2.70% for the nine months ended March 31, 2009.

Interest expense on borrowings decreased $756,000, or 28.7%, to $1.9 million for the nine months ended March 31, 2010 from $2.6 million for the nine months ended March 31, 2009, due primarily to a $20.8 million, or 29.1%, decrease in the average balance of Federal Home Loan Bank advances. The average cost of borrowings decreased 33 basis points to 3.56% for the nine months ended March 31, 2010 from 3.89% for the nine months ended March 31, 2009 (reflecting decreases in market interest rates). The proceeds from loan prepayments and an increase in core deposits have continued to allow us to reduce the average balance of borrowings.

Provision for Loan Losses. The Company recorded provision for loan losses of $773,000 for the nine months ended March 31, 2010 compared to $251,000 for the nine months ended March 31, 2009. The increase in the provision for loan losses was primarily a result the Company charging off one loan in the amount of $500,000 and creating a specific allocation in the allowance for loan losses for the full carrying value of one additional loan for $59,000. For further discussion related to the provision for loan losses, see Allowance for Loan Losses. For a further discussion related to loan portfolio performance, see Non-performing Assets.

Non-Interest Income. The following table summarizes changes in non-interest income between the nine months ended March 31, 2010 and 2009.

	Nine Months Ended March 31,		Change
	2010	2009	$	%
	(In thousands)
Customer service fees	$352	$314	$38	12.1%
Loan servicing fees	36	42	(6)	(14.3)
Bank owned life insurance income	254	182	72	39.6
Impairment losses on investment securities	(1,882)	—	(1,882)	—
Net gain on the sale of investments	3	—	3	—
Net gain on sale of loans	51	22	29	131.8
Other non-interest income	68	121	(53)	(43.8)

Total non-interest income (loss)	$(1,118)	$681	$(1,799)	(264.2)

As previously discussed, an other-than-temporary impairment loss on pooled trust preferred securities in the amount of $1.9 million was recognized during the nine months ended March 31, 2010. An increase in bank owned life insurance income of $72,000 during the nine months ended March 31, 2010 was a result of an additional purchase of $2.5 million of bank owned life insurance.

Non-Interest Expense. The following table summarizes changes in non-interest expense between the nine months ended March 31, 2010 and 2009.

	Nine Months Ended March 31,		Change
	2010	2009	$	%
	(In thousands)
Salaries and employee benefits	$3,711	$3,211	$500	15.6%
Occupancy and equipment	1,139	1,155	(16)	(1.4)
Data processing	491	498	(7)	(1.4)
Directors’ fees	226	226	—	—
FDIC assessments	352	36	316	877.8
Other non-interest expense	993	965	28	2.9

Total non-interest expense	$6,912	$6,091	$821	13.5

Salaries and benefits increased in connection with the mutual-to-stock conversion as the Company increased the depth of the management team by hiring a new Chief Financial Officer and Director of Marketing during the nine months ended March 31, 2009. In addition, the Company hired two commercial bankers as part of the business strategy to increase the commercial loan portfolios. These positions were additions to staff. Federal deposit insurance premiums increased between the periods, reflecting an increase in the FDIC’s regular insurance assessment rates.

Income Taxes. The Company recorded an income tax benefit of $648,000 for the nine months ended March 31, 2010, reflecting an effective tax rate of 45.0%, compared to income tax expense of $161,000 for the nine months ended March 31, 2009, reflecting an effective tax rate of 26.7%. The income tax benefit for the nine months ended March, 2010 was primarily the result of a pre-tax loss of $1.4 million. The difference between the effective tax rate and statutory rate is primarily due to the amount of income received from bank-owned life insurance, which is tax-free for federal and state tax purposes, relative to total pre-tax income for each period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required, as the Registrant is a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2010. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of March 31, 2010, the Registrant was not subject to any legal actions.

ITEM 1A.	RISK FACTORS

Not required, as the Registrant is a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	[Reserved]

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Exhibit Index” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OBA FINANCIAL SERVICES, INC.
(Registrant)

Date: May 13, 2010	/S/ CHARLES E. WELLER
Charles E. Weller
President and Chief Executive Officer

Date: May 13, 2010	/S/ DAVID A. MILLER
David A. Miller
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Charles E. Weller, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of David A. Miller, Senior Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of Charles E. Weller, President and Chief Executive Officer, and David A. Miller, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.