Form 10-K
period 2010-06-30
OBA Financial Services, Inc.
filed 2010-09-27
CIK 1471088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-34593

OBA Financial Services, Inc.

(Name of Registrant as Specified in its Charter)

Maryland	27-1898270
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

20300 Seneca Meadows Parkway, Germantown, Maryland	20876
(Address of Principal Executive Office)	(Zip Code)

(301) 916-0742

(Registrant’s Telephone Number including area code)

Securities Registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

The NASDAQ Stock Market LLC

(Name of exchange on which registered)

Securities Registered Under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports), and (2) has been subject to such requirements for the past 90 days.

(1)    YES  ☒    NO   ☐

(2)    YES  ☒    NO   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  YES    ☒  NO

There was no outstanding voting common equity of the Registrant as of December 31, 2009. The aggregate value of the voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price of the Registrant’s shares of common stock as of January 22, 2010 ($10.39) was $48.1 million.

As of September 15, 2010, there were 4,628,750 shares outstanding of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 2010 Annual Meeting of Stockholders (Part II and III)

OBA FINANCIAL SERVICES, INC.

FORM 10-K

Forward-looking Statements

This report, as well as other written communications made from time to time by OBA Financial Services, Inc., and its subsidiary, OBA Bank, (collectively, the “Company”) and oral communications made from time to time by authorized officers of the Company, may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may,” “potential,” and words of similar meaning. These forward-looking statements include, but are not limited to:

•

possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Company, including earnings growth determined using accounting principles generally accepted in the United States of America (“U.S. GAAP”);

•	estimates of revenue growth in retail banking, lending, and other areas and origination volume in the Company’s consumer, commercial, and other lending businesses;

•	statements regarding the asset quality and levels of non-performing assets and impairment charges with respect to the Bank’s investment portfolio;

•	statements regarding current and future capital management programs, tangible capital generation, and market share;

•	estimates of non-interest income levels, including fees from services and product sales, and expense levels;

•	statements of the Company’s goals, intentions, and expectations;

•	statements regarding the Company’s business plans, prospects, growth, and operating strategies; and

•	estimates of the Company’s risks and future costs and benefits.

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

•

risks and uncertainties related to the Company’s ability to successfully integrate any assets, liabilities, customers, systems, and management personnel the Company may acquire, if any, into its operations and its ability to realize related revenue synergies and cost savings within the expected time frame;

•

the Company’s timely development of new and competitive products or services in a changing environment, and the acceptance of such products or services by the Company’s customers so the company is able to enter new markets successfully and capitalize on growth opportunities;

•	operational issues and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems, on which it is highly dependent;

•

changes in accounting principles, policies, guidelines, and practices, as may be adopted by the Company’s regulatory agencies, the Financial Accounting Standards Board, the SEC, and the Public Company Accounting Oversight Board;

•	litigation liability, including costs, expenses, settlements, and judgments, or the outcome of other matters before regulatory agencies, whether pending or commencing in the future;

•	changes in the quality or composition of the investment and loan portfolios;

•	changes in the Company’s organization, compensation and benefit plans;

•	changes in other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products, and services; and

•	the timing and occurrence or non-occurrence of events that may be subject to circumstances beyond the Company’s control.

These forward-looking statements are based on the Company’s current beliefs and expectations and are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Readers are cautioned not to place undue reliance on these forward-looking statements which are made as of the date of this report, and except as may be required by applicable law or regulation, the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

PART I

ITEM 1.	Business

OBA Financial Services, Inc.

OBA Financial Services, Inc. is a Maryland corporation and owns 100% of the common stock of OBA Bank. On January 21, 2010, the Company completed its initial public offering of common stock in connection with the mutual-to-stock conversion of OBA Bancorp, MHC, selling 4,628,750 shares of common stock at $10.00 per share and raising $46.3 million of gross proceeds. Since the completion of the initial public offering, the Company has not engaged in any significant business activity other than owning the common stock of and having deposits in OBA Bank. At June 30, 2010, the Company had consolidated assets of $374.1 million, consolidated deposits of $233.4 million, and consolidated stockholders’ equity of $80.2 million.

The Company’s executive offices are located at 20300 Seneca Meadows Parkway, Germantown, Maryland 20876. The Company’s telephone number at this address is (301) 916-0742.

OBA Bank

OBA Bank (the “Bank”) is a federally chartered savings bank headquartered in Germantown, Maryland. OBA Bank was organized in 1861, and reorganized into the mutual holding company structure in 2007. OBA Bank is currently a wholly-owned subsidiary of OBA Financial Services, Inc. The Bank provides financial services to individuals, families, and businesses through five banking offices located in the Maryland counties of Montgomery and Howard and the District of Columbia.

The Bank’s executive offices are located at 20300 Seneca Meadows Parkway, Germantown, Maryland 20876. The Bank’s telephone number at this address is (301) 916-0742.

Available Information

OBA Financial Services, Inc. is a public company and files interim, quarterly, and annual reports with the SEC. These respective reports are on file and a matter of public record with the SEC and may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

The Company’s and the Bank’s website address is www.obabank.com. Information on this website should not be considered a part of this annual report.

General

The Bank’s business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential mortgage loans, commercial real estate loans, home equity loans and lines of credit, commercial business loans and investment securities. To a lesser extent, the Bank also originates construction loans and consumer loans. The Bank offers a variety of deposit accounts, including statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts, and individual retirement accounts.

Market Area

The Bank’s operations are conducted from three full-service branch offices located in Montgomery County, Maryland, which is on the northwest border of Washington, D.C. as well as the Bank’s full-service branch offices located in Washington, D.C. and Howard County, Maryland. The Bank’s market area has a broad range of private employers, as well as, the federal, state, and local governments.

According to SNL Securities and ERSI, the population growth in Montgomery and Howard Counties, Maryland was 10.3% and 14.6%, respectively, and 5.0% for the District of Columbia from 2000 to June 30, 2010 as compared to 10.6% for the United States. Median household income as of June 30, 2010 was $90 thousand and $101 thousand for Montgomery and Howard Counties, Maryland, respectively, and $51 thousand for the District of Columbia as compared to $54 thousand for the United States.

The seasonally adjusted unemployment rates for Montgomery and Howard Counties, Maryland were 5.7% and 5.5%, respectively, and 10.5% for the District of Columbia as of June 30, 2010 as compared to 7.4% and 9.5% for the State of Maryland and the United States, respectively. The rates were similar as of June 30, 2009, Montgomery and Howard Counties, Maryland were 5.7% and 5.8%, respectively, and 10.9% for the District of Columbia as compared to 7.3% and 9.4%, for the State of Maryland and the United States, respectively.

Ratified contracts for single family homes in the District of Columbia decreased to 355 contracts for the month of July 2010 compared to 382 contracts for the month of July 2009. The average sales price also decreased to $550 thousand for the first seven months of 2010 as compared to $551 thousand for the full year 2009. In Montgomery County, Maryland, ratified contracts for single family homes decreased to 785 contracts for the month of July 2010 as compared to 1,028 contracts for the month of July 2009. In Montgomery County, Maryland, the average sales price of homes increased to $485 thousand for the first seven months of 2010 compared to $481 thousand for the full year 2009. For Howard County, Maryland, ratified contracts for single family homes decreased to 249 contracts for the month of July 2010 compared to 278 contracts for the month of July 2009. In Howard County, Maryland, the average sales price of homes increased to $432 thousand for the first seven months of 2010 compared to $424 thousand for the full year 2009.

The United States, Maryland, District of Columbia, and local economies slowed tremendously over the past several years. In the year ending June 30, 2010, these economies appeared to be stabilizing, albeit, at lower levels than prior to the recent recession. The lower levels of economic growth resulted in a rise in delinquency and foreclosure rates, however such rates compare favorably to national averages. As of March 31, 2010, the delinquency rates for prime fixed-rate mortgages were 5.8% and 4.9% for the State of Maryland and the District of Columbia, respectively. For Prime adjustable-rate mortgages, delinquency rates were 13.7% and 7.7% for the state of Maryland and the District of Columbia, respectively. These rates compare with the national average delinquency rate of 6.1% and 13.5% for prime fixed- and adjustable-rate mortgages, respectively.

As of March 31, 2010, the foreclosure rates for prime fixed-rate mortgages were 0.7% and 0.6% for the State of Maryland and the District of Columbia, respectively. For Prime adjustable-rate mortgages foreclosure rates were 2.3% and 1.4% for the State of Maryland and the District of Columbia, respectively. These rates compare with the national average foreclosure rate of 0.7% and 2.2% for prime fixed-rate and adjustable-rate mortgages, respectively.

Competition

The Bank faces intense competition in making loans and attracting deposits in the market areas served by the Bank. The Bank competes with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and investment banking firms. Some competitors have greater name recognition and market presence that benefit them in attracting business and offer certain services that the bank does not or cannot provide.

The Bank’s deposit sources are primarily concentrated in the communities surrounding the banking offices, located in Montgomery and Howard Counties, Maryland and the District of Columbia. As of June 30, 2009 (the latest date for which information is publicly available), the Bank ranked 15th in deposit market share out of 38 banks and thrift institutions with offices in Montgomery County, Maryland, with a 0.68% market share; the Bank ranked 19th in deposit market share out of 20 banks and thrift institutions with offices in Howard County, Maryland, with a 0.25% market share; and the Bank ranked 22nd in deposit market share out of 31 banks and thrift institutions with offices in the District of Columbia, with a 0.17% market share.

Lending Activities

The Bank’s primary lending activities are the origination of one- to four-family residential mortgage loans, commercial real estate loans, home equity loans and lines of credit, and commercial business loans. To a lesser extent, the Bank also originates construction loans and consumer loans.

One- to Four-Family Residential Mortgage Loans. At June 30, 2010, $123.5 million, or 44.5%, of the Bank’s total loan portfolio consisted of one- to four-family residential mortgage loans as compared to $151.5 million, or 53.3%, at June 30, 2009. The Bank offers fixed-rate and adjustable-rate residential mortgage loans with maturities generally up to 30 years.

One- to four-family residential mortgage loans are generally underwritten according to Freddie Mac guidelines. The Bank refers to loans that conform to such guidelines as “conforming loans.” The Bank generally originates both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which is generally $417,000 for single-family homes, but is $729,750 for single-family homes located in the Washington, DC metropolitan area. However, loans in excess of $417,000 are generally originated for retention in the Bank’s loan portfolio. The Bank also originates loans above the amounts for conforming loans, which are referred to as “jumbo loans.” The Bank’s maximum loan amount for jumbo loans is generally $1.0 million. The Bank originates fixed- and adjustable-rate jumbo loans with terms of up to 30 years. The Bank generally underwrites jumbo loans in a manner similar to conforming loans. Jumbo loans are not uncommon in the Bank’s market area.

The Bank originates loans with loan-to-value ratios in excess of 80%; up to and including a loan-to-value ratio of 95%. The Bank generally requires private mortgage insurance for loans with loan-to-value ratios in excess of 80%. During the year ended June 30, 2010, the Bank originated no one- to four-family residential mortgage loans with loan-to-value ratios in excess of 80%. The Bank currently retains the servicing rights on loans sold to generate fee income.

The Bank offers special programs for first-time home buyers and low and moderate-income home buyers. Through the Bank’s first-time home buyer program, a borrower will receive a credit of $750 towards closing costs. Under the Bank’s affordable housing program, the Bank waives certain processing and underwriting fees and reduces the appraisal fee for those buyers that meet the program’s qualifications, which for calendar 2010 are: (i) a maximum sales price of $364,650; (ii) a maximum loan amount of $346,418; and (iii) maximum combined income of $89,300.

Other than the Bank’s loans for the construction of one- to four-family residential mortgage loans (as described below in “Commercial Real Estate Loans”) and home equity lines of credit (as described in “Home Equity Loans and Lines of Credit”), the Bank does not offer “interest only” mortgage loans on one- to four-family residential properties. An interest only loan is defined as the borrower paying interest only for an initial period, after which the loan converts to a fully amortizing loan. The Bank does not offer loans that provide for negative amortization of principal, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. The Bank does not offer “subprime loans,” loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios, or “Alt-A loans,” traditionally defined as loans having less than full documentation.

Commercial Real Estate Loans. At June 30, 2010, $85.4 million, or 30.7%, of the total loan portfolio, consisted of commercial real estate loans as compared to $64.9 million, or 22.8%, at June 30, 2009. Properties securing the Bank’s commercial real estate loans primarily include small office buildings, office suites, and churches. The Bank is seeking to originate more loans for business owner-occupied properties. The Bank typically seeks to originate commercial real estate loans with initial principal balances of $2.5 million or less. All of the Bank’s commercial real estate loans are secured by properties located in the Bank’s primary market area.

In the underwriting of commercial real estate loans, the Bank generally lends up to the lesser of 80% of the property’s appraised value or purchase price. The credit decision is based primarily on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, the ratio of the property’s projected net cash flow to the loan’s debt service requirement, generally requiring a minimum ratio of 125%, is emphasized and is computed after deductions for a vacancy factor and property expenses, as deemed appropriate. Personal guarantees are usually obtained from commercial real estate borrowers. The Bank requires title insurance, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect the Bank’s security interest in the underlying property. Almost all of the Bank’s commercial real estate loans are generated internally by the Bank’s loan officers.

Commercial real estate loans generally carry higher interest rates and have shorter terms than one- to four-family residential mortgage loans. Commercial real estate loans, however, carry greater credit risks compared to one- to four-family residential mortgage loans, as commercial real estate loans typically have larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate than residential properties.

Home Equity Loans and Lines of Credit. At June 30, 2010, $41.7 million, or 15.0%, of the total loan portfolio, consisted of home equity loans and lines of credit as compared to $40.8 million, or 14.3%, at June 30, 2009. Home equity loans and home equity lines of credit are secured by the borrower’s primary residence, secondary residence, or one- to four-family investment properties. The Bank’s home equity loans are originated with fixed rates of interest and with terms of up to 30 years. Home equity lines of credit have a maximum term of 25 years. The borrower is permitted to draw against the line during the first ten years of the line of credit. During this draw period, repayments are made on an “interest-only” basis. After this initial ten-year draw period, the borrower is required to make payments to principal based on a 15-year amortization.

The home equity lines of credit are currently originated with adjustable rates of interest. Home equity loans and lines of credit are generally underwritten with the same criteria that are used to underwrite one- to four-family residential mortgage loans. For a borrower’s primary residence, home equity loans and lines of credit may be underwritten with a maximum loan-to-value ratio of 90% when combined with the principal balance of the existing mortgage loan, while the maximum loan-to-value ratio on secondary residences and investment properties is 75% when combined with the principal balance of the existing mortgage loan. Generally, as a matter of practice, the Bank requires that home equity loans and lines of credit to be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan and that, secondary residences and investment properties be underwritten with loan-to-value ratio of 70% when combined with the principal balance of the existing mortgage loan.

The Bank requires appraisals on home equity loans and lines of credit. At the time of closing a home equity loan or line of credit, the Bank records the mortgage to perfect the security interest in the underlying collateral. At June 30, 2010 the Bank’s self-imposed maximum limit for a home equity loan or a line of credit was generally $250 thousand.

Home equity loans and lines of credit entail greater credit risks compared to the one- to four-family residential mortgage loans, as they typically involve higher loan-to-value ratios. Therefore, any decline in real estate values may have a more detrimental effect on home equity loans and lines of credit compared to one- to four-family residential mortgage loans.

Commercial Business Loans. At June 30, 2010, commercial business loans totaled $26.2 million, or 9.4%, of the Bank’s total loans as compared to $22.5 million, or 7.9%, of the Bank’s total loans at June 30, 2009. The Bank makes business loans primarily to small and medium sized businesses in the greater Montgomery and Howard County areas of Central Maryland and the District of Columbia. Within this context, the Bank is well diversified from an industry perspective with no major concentrations in any industry. Various types of secured and unsecured commercial business loans are made to customers in the Bank’s market area. Commercial business loans consist of term loans as well as closed-end and open-end lines of credit for the purpose of current asset financing, equipment purchases, working capital, and other general business purposes. Commercial business loans are negotiated on a fixed-rate or adjustable-rate basis. The adjustable-rate is generally indexed to a short-term market rate. The Bank seeks to originate loans with principal balances between $100 thousand and $2.5 million. The maximum term of a commercial business loan is generally ten years.

Commercial credit decisions are based upon the credit assessment of the loan applicant. The Bank evaluates the applicant’s ability to repay in accordance with the proposed terms of the loan and assesses the risks involved. Personal guarantees of the principals are typically obtained. In addition to evaluating the loan applicant’s financial statements, the Bank considers the adequacy of the primary and secondary sources of repayment for the loan. Credit agency reports of the applicant’s personal credit history supplement the analysis of the applicant’s creditworthiness. The Bank may also check with other banks and conduct trade investigations. Collateral supporting a secured transaction is analyzed to determine its marketability. Commercial business loans generally have higher interest rates than residential loans of like duration because they have a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of any collateral.

Construction Loans. At June 30, 2010, commercial construction loans totaled $1.1 million, or 0.4%, of the Bank’s total loans as compared to $4.9 million, or 1.7%, of the Bank’s total loans at June 30, 2009. The Bank makes commercial construction loans for rental properties, commercial buildings, and homes built by developers on speculative, undeveloped property. The terms of commercial construction loans are made in accordance with the Bank’s commercial loan policy. Advances on construction loans are made in accordance with an associated schedule reflecting the cost of construction, but are generally limited to an 80% loan-to-completed-appraised-value ratio. Generally, before making a commitment to fund a construction loan, the Bank requires an appraisal of the property by a state-certified or state-licensed appraiser. The Bank reviews and inspects all properties before disbursement of funds during the term of the construction loan. Repayment of construction loans on residential properties is normally expected from the property’s eventual rental income, income from the borrower’s operating entity, or the sale of the subject property. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. The Bank typically provides the permanent mortgage financing on the Bank’s construction loans on income-producing property. Construction loans are “interest-only” loans during the construction period, which generally will not exceed 12 months, and convert to permanent, amortizing financing following the completion of construction. Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost is inaccurate, the Bank may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. In the event the Bank makes a land acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. Construction loans also expose the Bank to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.

Loan Originations, Purchases, Sales, Participations and Servicing. All loans originated are underwritten pursuant to the Bank’s policies and procedures, which incorporate standard underwriting guidelines, including those of Freddie Mac, to the extent applicable. The Bank originates both adjustable-rate and fixed-rate loans. The Bank’s loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. Most of the Bank’s one- to four-family residential mortgage loan originations are generated by the Bank’s employees located in the Bank’s branch offices and corporate headquarters.

Historically, the Bank has retained, in portfolio, the significant majority of originated loans. Loans sold by the Bank are sold without recourse, except for normal representations and warranties provided in sale transactions. Historically, the Bank has retained the servicing rights on sold residential mortgage loans. The Bank intends to continue this practice, subject to the pricing of retaining servicing rights. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of un-remedied defaults, making certain insurance and tax payments on behalf of the borrowers, and generally administering the loans. The Bank retains a portion of the interest paid by the borrower on the loans serviced as consideration for the servicing activities.

From time to time, the Bank enters into participations in commercial loans with other banks. In these circumstances, the Bank will generally follow the Bank’s customary loan underwriting and approval policies.

Loan Approval Procedures and Authority. The Bank’s lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by the Bank’s Board of Directors. The loan approval process is intended to assess the borrower’s ability to repay the loan and value of the property that will secure the loan. To assess the borrower’s ability to repay, the Bank reviews the borrower’s employment and credit history and information on the historical and projected income and expenses of the borrower. The Bank requires full documentation on all loan applications.

Management establishes the Bank’s policies and loan approval limits, which are approved by the Board of Directors. Consumer loans in amounts up to $100,000, residential real estate loans up to the Freddie Mac conforming loan limit, and commercial loans up to $1.0 million can be approved by designated individual officers or officers acting together with specific lending approval authority. Relationships in excess of these amounts require the approval of the Board of Directors or its loan committee.

The Bank requires appraisals for all real property securing one- to four-family residential and commercial real estate loans and home equity loans and lines of credit. All appraisers are performed by state-licensed or state-certified appraisers, and the Bank’s practice is to have local appraisers approved annually by the Board of Directors.

Investments

The Bank’s securities portfolio at June 30, 2010 consisted primarily of mortgage-backed securities issued by the U.S. Government agencies and U.S. Government-sponsored enterprises. Those securities had an amortized cost of $32.6 million at June 30, 2010. At June 30, 2010, $4.6 million of the securities portfolio was designated as held-to-maturity and $28.1 million of the securities portfolio was classified as available for sale.

At June 30, 2010, none of the collateral underlying the securities portfolio was considered subprime or Alt-A and the Bank did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae. See “Management’s Discussion of Financial Condition and Results of Operations—Balance Sheet Analysis—Securities” for a discussion of the recent performance of the Bank’s securities portfolio.

The Bank’s Investment Committee, which is comprised of the Board Executive Committee and the Bank’s Chief Financial Officer, has primary responsibility for establishing and overseeing the investment policy. The general investment strategies are developed and authorized by the Investment Committee, and the Bank’s President and the Chief Financial Officer are responsible for the execution of specific investment actions. These officers are authorized to execute investment transactions of up to $1.0 million per transaction without the Investment Committee’s prior approval provided the transactions are within the scope of the established investment policy. The investment policy is reviewed annually by the Investment Committee and changes to the policy are subject to approval by the full Board of Directors. The overall objectives of the Investment Policy are to maintain a portfolio of high quality and diversified investments to maximize interest income over the long term and to minimize risk, to provide collateral for borrowings, to provide additional earnings when loan production is low, and, when appropriate, to reduce the Company’s tax liability. The policy dictates that investment decisions give consideration to the safety of principal, liquidity requirements, and interest rate risk management. All gains and losses on securities transactions are reported to the Board of Directors on a monthly basis.

The Bank’s current investment policy permits investments in securities issued by the U.S. Government as well as mortgage-backed securities and direct obligations of Fannie Mae, Freddie Mac and Ginnie Mae. In September 2008, the Federal Housing Finance Agency placed Freddie Mac and Fannie Mae into conservatorship. The U.S. Treasury Department has established financing agreements to ensure that Freddie Mac and Fannie Mae meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed. These actions have not affected the markets for mortgage-backed securities issued by Freddie Mac or Fannie Mae. The investment policy also permits, with certain limitations, investments in certificates of deposit, collateralized mortgage obligations, auction rate/money market preferred securities, and mutual funds, limited to adjustable rate mortgage funds. The policy also permits investments in equity securities, generally limited to agency and Federal Home Loan Bank of Atlanta common and preferred stock. The Bank’s investment in equity securities outside the policy’s general limitation totaled $50,000 at June 30, 2010.

The Bank’s current investment policy does not permit investment in stripped mortgage-backed securities or derivatives as defined in federal banking regulations, or in other high-risk securities.

The Bank’s investment policy expressly prohibits the use of the investment portfolio for market-oriented trading activities or speculative purposes unless otherwise approved by the Board of Directors. The Bank does not intend to profit in the investment account from short-term securities price movements. Accordingly, the Bank does not currently have a trading account for investment securities.

Accounting guidance requires that, at the time of purchase, the Bank designate a security as either held to maturity, available-for-sale, or trading, based upon the Bank’s ability and intent to hold the security. Securities available-for-sale and trading securities are reported at market value and securities held to maturity are reported at amortized cost. A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. The fair values of mortgage-backed securities, which, at June 30, 2010, comprised the significant majority of the investment portfolio, are based on quoted market prices or, when quoted prices in active markets for identical assets are not available, are based on matrix pricing, which is a mathematical technique that relies on the securities’ relationship to other benchmark quoted prices.

Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans are “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages. The Bank invests primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool the loans and resell the participation interests in the form of securities to investors. The interest rate on the security is lower than the interest rates on the underlying loans to allow for payment of servicing and guaranty fees. Ginnie Mae, a U.S. Government agency, and Fannie Mae and Freddie Mac, either guarantee the payments or guarantee the timely payment of principal and interest to investors. Mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize borrowings. Investments in mortgage-backed securities include a risk that actual principal payments will be greater or less than the prepayment rate estimated at the time of purchase, or prepayment risk. The difference in expected cash flow may require adjustments to the amortization of premium or accretion of discount relating to the security, thereby affecting the net yield on the security.

Sources of Funds

General. Deposits traditionally have been the primary source of funds for investment and lending activities. The Bank also borrows from the Federal Home Loan Bank of Atlanta and from securities dealers to supplement cash flow needs, to change the maturity of liabilities for interest rate risk management purposes, and to manage the Bank’s cost of funds. Additional sources of funds are scheduled loan payments, maturing investments, loan repayments, customer repurchase agreements, retained earnings, income on other earning assets, and the proceeds of loan sales.

Deposits. The Bank accepts deposits primarily from the areas in which the Bank’s offices are located. The Bank relies on competitive pricing and products, convenient locations, and quality customer service to attract and retain deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The deposit accounts consist of statement savings accounts, certificates of deposit, and regular checking accounts. In recent years, the Bank has not accepted brokered deposits. However, the Bank does accept deposits through the CDARS program, which are classified as brokered deposits for regulatory purposes.

Interest rates paid, maturity terms, service fees, and withdrawal penalties are reviewed and adjusted on a periodic basis by Management. Deposit rates and terms are based primarily on current operating strategies, market interest rates, liquidity requirements, and the Bank’s deposit growth goals.

Borrowings. The Bank’s borrowings consist of advances from the Federal Home Loan Bank of Atlanta and funds borrowed from securities dealers and customers under repurchase agreements. At June 30, 2010, Federal Home Loan Bank advances totaled $36.8 million, or 12.5% of total liabilities and repurchase agreements totaled $20.3 million, or 6.9% of total liabilities. At June 30, 2010, the Bank had access to additional Federal Home Loan Bank advances of up to $46.3 million. Advances from the Federal Home Loan Bank of Atlanta are secured by pledged mortgage-backed securities, as well as, a blanket pledge on various categories of assets. Repurchase agreements are generally secured by mortgage-backed securities.

Personnel

As of June 30, 2010, the Company had 59 full-time employees and three part-time employees. The Company’s employees are not represented by any collective bargaining group. Management believes that there is a good working relationship with the Company’s employees.

FEDERAL AND STATE TAXATION

Federal Taxation

General. OBA Financial Services, Inc. and OBA Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to OBA Financial Services, Inc. and OBA Bank.

Method of Accounting. For federal income tax purposes, OBA Bank files a consolidated tax return with OBA Financial Services, Inc., reports its income and expenses on the accrual method of accounting, and uses a tax year ending June 30th for filing their consolidated federal income tax returns.

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At June 30, 2010, OBA Financial Services, Inc. and OBA Bank had $28 thousand in minimum tax credit carry forwards.

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. However, as a result of recent legislation, subject to certain limitations, the carry back period for net operating losses incurred in 2008 or 2009 (but not both years) has been expanded to five years. At June 30, 2010, OBA Financial Services, Inc. and OBA Bank had $2.1 million of net operating losses to be carried back and/or forward for federal income tax purposes.

Corporate Dividends. OBA Financial Services, Inc. can exclude from its income 100% of dividends received from OBA Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. OBA Financial Services, Inc., and OBA Bank’s federal income tax returns, as applicable, have not been audited in the most recent five-year period.

State Taxation

The State of Maryland imposes an income tax of approximately 8.25% and the District of Columbia imposes an income tax of approximately 9.975% on income measured substantially the same as federally taxable income, except that U.S. Government interest is not fully taxable. OBA Financial Services, Inc.’s and OBA Bank’s state income tax returns, as applicable, have not been audited in the most recent five-year period.

SUPERVISION AND REGULATION

General

OBA Bank is supervised and examined by the Office of Thrift Supervision (“OTS”) and is subject to examination by the Federal Deposit Insurance Corporation (“FDIC”). This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance funds and depositors, and not for the protection of security holders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and, sensitivity to market interest rates. OBA Bank also is a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System. OBA Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), governing reserves to be maintained against deposits and other matters. The OTS examines OBA Bank and prepares reports for the consideration of its Board of Directors on any operating deficiencies. OBA Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of OBA Bank’s loan documents.

Any change in these laws or regulations, whether by the FDIC, the OTS, or Congress, could have a material adverse impact on OBA Financial Services, Inc., OBA Bank, and their operations.

Under the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the OTS’s functions relating to federal savings associations, including rulemaking authority, are transferred to the Comptroller of the Currency within one year of the July 21, 2010 date of enactment of the new legislation, unless extended by up to six months by the Secretary of the Treasury. The thrift charter has been preserved and a new Deputy Comptroller of the Currency will supervise and examine federal savings associations and savings banks.

OBA Financial Services, Inc., as a savings and loan holding company, is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the OTS. OBA Financial Services, Inc. is also subject to the rules and regulations of the SEC under the federal securities laws. Moreover, under the Dodd-Frank Act, the functions of the OTS relating to savings and loan holding companies and their subsidiaries, as well as, rulemaking and supervision authority over thrift holding companies, will be transferred to the Federal Reserve Board.

Certain of the regulatory requirements that are applicable to OBA Bank and OBA Financial Services, Inc. are described below. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on OBA Bank and OBA Financial Services, Inc., and is qualified in its entirety by reference to the actual statutes and regulations.

New Federal Legislation

The recently enacted Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act will eliminate the Company’s current primary federal regulator, the OTS, and will require OBA Bank to be regulated by the Office of the Comptroller of the Currency (“OCC”) (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like OBA Financial Services, Inc., in addition to bank holding companies which it currently regulates. As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies. These capital requirements are substantially similar to the capital requirements currently applicable to OBA Bank, as described in “—Federal Banking Regulation—Capital Requirements.” The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as OBA Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013. Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OTS. Under these laws and regulations, OBA Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities, and certain other assets, subject to applicable limits. OBA Bank also may establish subsidiaries that may engage in activities not otherwise permissible for OBA Bank, including real estate investment and securities and insurance brokerage.

Capital Requirements. OTS regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the purchaser’s recourse against the savings bank. In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

At June 30, 2010, OBA Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.

Qualified Thrift Lender Test. As a federal savings bank, OBA Bank must satisfy the qualified thrift lender, or (“QTL”), test. Under the QTL test, OBA Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments,” primarily residential mortgages and related investments, including mortgage-backed securities, in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings bank, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business. OBA Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code. A savings bank that fails the qualified thrift lender test must either convert to a commercial bank charter or operate under specified restrictions set forth in the Home Owners’ Loan Act.

Capital Distributions. OTS regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the savings bank’s capital account. A savings bank must file an application for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

•	the savings bank would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition; or

•	the savings bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the OTS at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

The OTS may disapprove a notice or application if:

•	the savings bank would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized.

Liquidity. A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. The Bank’s primary source of liquidity to meet short- and long-term funding needs are cash balances at the Federal Reserve Bank, savings deposits, loan repayments, repurchase agreements with security dealers, and borrowing lines at the Federal Home Loan Bank of Atlanta.

Community Reinvestment Act and Fair Lending Laws. All federal savings banks have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings bank, the OTS is required to assess the savings bank’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. OBA Bank received an “outstanding” Community Reinvestment Act rating in its most recent federal examination. The Community Reinvestment Act requires all Federal Deposit Insurance-insured institutions to publicly disclose their rating.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W promulgated by the Board of Governors of the Federal Reserve System. An affiliate is generally a company that controls, is controlled by, or is under common control with an insured depository institution such as OBA Bank. OBA Financial Services, Inc. is an affiliate of OBA Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In addition, OTS regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The OTS requires savings banks to maintain detailed records of all transactions with affiliates.

OBA Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders:

(i)	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

(ii)	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of OBA Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by OBA Bank’s Board of Directors.

Enforcement. The OTS has primary enforcement responsibility over federal savings banks and has the authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings bank. Formal enforcement action by the OTS may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Prompt Corrective Action Regulations. Under prompt corrective action regulations, the OTS is authorized and, under certain circumstances, required to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

•	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

•	adequately capitalized (at least 4% leverage capital (3% for savings banks with a composite examination rating of 1), 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 4% leverage capital (3% for savings banks with a composite examination rating of 1), 4% Tier 1 risk-based capital or 3% leverage capital);

•	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); or

•	critically undercapitalized (less than 2% tangible capital).

Generally, the OTS is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OTS within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company of the savings bank that is required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings bank’s assets at the time it was notified or deemed to be undercapitalized by the OTS, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the OTS notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OTS has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The OTS may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At June 30, 2010, OBA Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009. Non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. The Dodd-Frank Act mandates that the statutory minimum reserve ratio of the Deposit Insurance Fund increase from 1.15% to 1.35% of insured deposits by September 30, 2020. Banks with assets of less than $10 billion are exempt from any additional assessments necessary to increase the reserve fund above 1.15%.

As part of a plan to restore the reserve ratio to 1.15%, the FDIC imposed a special assessment on all insured institutions equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009. In addition, the FDIC has increased its quarterly deposit insurance assessment rates and amended the method by which rates are calculated. Beginning in the second quarter of 2009, institutions are assigned an initial base assessment rate ranging from 12 to 45 basis points of deposits depending on risk category. The initial base assessment is then adjusted based upon the level of unsecured debt, secured liabilities and brokered deposits, to establish a total base assessment rate ranging from seven to 77.5 basis points.

On November 12, 2009, the FDIC approved a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. Estimated assessments for the fourth quarter of 2009 and for all of 2010 are based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates. In addition, a 5% annual growth in the assessment base is assumed. Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future. Any unused prepayments will be returned to the institution on June 30, 2013. On December 30, 2009, the Company prepaid $1.4 million in estimated assessment fees for the fourth quarter of 2009 through 2012. Because the prepaid assessments represent the prepayment of future expense, they do not affect regulatory capital (the prepaid asset will have a risk-weighting of 0%) or tax obligations.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. The Company does not believe it is taking or is subject to any action, condition or violation that could lead to termination of the Company’s deposit insurance.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2010, the annualized FICO assessment was equal to 1.04 basis points for each $100 in domestic deposits maintained at an institution.

Prohibitions Against Tying Arrangements. Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System. OBA Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Atlanta, OBA Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2010, OBA Bank was in compliance with these reserve requirements.

Other Regulations

Interest and other charges collected or contracted for by OBA Bank are subject to state usury laws and federal laws concerning interest rates. OBA Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of OBA Bank also are subject to the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•

The USA PATRIOT Act, which requires savings banks to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•

The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General. OBA Financial Services, Inc. is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, OBA Financial Services, Inc. is registered with the OTS and subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over OBA Financial Services, Inc. and its subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve Board.

Under the Dodd-Frank Act, the functions of the Office of Thrift Supervision relating to savings and loan holding companies and their subsidiaries, as well as rulemaking and supervision authority over thrift holding companies, will be transferred to the Federal Reserve Board no later than one year from the effective date of the legislation, subject to extension of up to six months if requested by the Secretary of the Treasury.

Permissible Activities. The business activities of OBA Financial Services, Inc. are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain additional activities authorized by OTS regulations.

Federal law prohibits a savings and loan holding company, including OBA Financial Services, Inc., directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

(i)	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

(ii)	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Federal Securities Laws

OBA Financial Services, Inc.’s common stock is registered with the SEC under the Securities Exchange Act of 1934. OBA Financial Services, Inc. is subject to the information, proxy solicitation, insider trading restrictions and, other requirements under the Securities Exchange Act of 1934.

OBA Financial Services, Inc. common stock held by persons who are affiliates (generally officers, directors and principal shareholders) of OBA Financial Services, Inc. may not be resold without registration or unless sold in accordance with certain resale restrictions. If OBA Financial Services, Inc. meets specified current public information requirements, each affiliate of OBA Financial Services, Inc. is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, the Company’s Chief Executive Officer and Chief Financial Officer will be required to certify that the Company’s quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the SEC under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s internal control over financial reporting; they have made certain disclosures to the Company’s auditors and the audit committee of the Board of Directors about the Company’s internal control over financial reporting; and they have included information in the Company’s quarterly and annual reports about their evaluation and whether there have been changes in the Company’s internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. The Company will be subject to further reporting requirements beginning with the fiscal year ending June 30, 2011 under the requirements of the Sarbanes-Oxley Act. The Company will prepare policies, procedures and systems designed to ensure compliance with these regulations.

ITEM 1A.	Risk Factors

The Company had a net loss during the last two full fiscal years, and losses may continue in the future.

The Company had net losses of $710 thousand and $660 thousand for the fiscal years ended June 30, 2010 and 2009, respectively. The primary reasons for the losses in the fiscal year ended June 30, 2010 were impairment losses of trust preferred securities of $1.9 million, providing $1.3 million for loan losses, and an increase in non-interest expense of $567 thousand. See “—If the Company’s allowance for loan losses is not sufficient to cover actual loan losses, earnings will decrease” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Operating Results for the Fiscal Years Ended June 30, 2010 and 2009.” Any further losses in the future could negatively impact the value of the Company’s stock.

Because the Company intends to increase its commercial real estate and commercial business loan originations, credit risk will increase and continued downturns in the local real estate market or economy could adversely affect earnings.

The Company intends to continue its recent emphasis on originating commercial real estate and commercial business loans. Commercial real estate and commercial business loans generally have more risk than one- to four-family residential real estate loans. Because the repayment of commercial real estate and commercial business loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. A downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. As the Company’s commercial real estate and commercial business loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

A significant portion of the commercial business loan portfolio is unseasoned.

The Company has grown the commercial business loan portfolio to $26.2 million, or 9.4%, of gross loan portfolio, at June 30, 2010 from $4.6 million, or 1.5% of the gross loan portfolio, at June 30, 2007. The future performance of this part of the loan portfolio is difficult to assess due to the recent origination or purchase of these loans. These loans may have delinquency or charge-off levels above the Company’s historical experience, which could adversely affect future performance.

If the Company’s allowance for loan losses is not sufficient to cover actual loan losses, earnings will decrease.

The Company makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of the Company’s borrowers and the value of the real estate and other assets serving as collateral for the repayment of the Company’s loans. In determining the amount of the allowance for loan losses, Management reviewed the loans and the loss and delinquency experience, and evaluated economic conditions. If the assumptions are incorrect, the allowance for loan losses may not be sufficient to cover probable incurred losses in the Company’s loan portfolio, resulting in additions to the allowance. Material additions to the allowance could materially decrease the Company’s net income.

In addition, bank regulators periodically review the Company’s allowance for loan losses and may require the Company to increase the allowance for loan losses or recognize further loan charge-offs. Any increase in the allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on the Company’s financial condition and results of operations.

Higher FDIC insurance premiums and special assessments will adversely affect earnings.

On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The Company recorded an expense to reflect the special assessment. Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period. In addition, at that time, the FDIC increased the general deposit insurance assessment rate and, therefore, the Company’s FDIC insurance premium expense increased compared to prior periods.

The Dodd-Frank Act also requires the reserve ratio of the Deposit Insurance Fund to increase from 1.15% to 1.35% of insured deposits by September 30, 2020, although banks with assets of less than $10 billion are exempt from any additional assessments to achieve the higher reserve ratio.

The FDIC also adopted a rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. This pre-payment was due on December 30, 2009. The assessment rate for 2010 was based on the Company’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 will be equal to the modified third quarter assessment rate plus an additional three basis points. In addition, each institution’s base assessment rate for each period will be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. The Company recorded the pre-payment as a prepaid expense, which will be amortized to expense over three years.

The Company’s branch network expansion strategy may negatively affect the Company’s financial performance.

The Company intends to expand its branch network over the next five years. This strategy may not generate earnings, or may not generate earnings within a reasonable period of time. Numerous factors contribute to the performance of a new branch, such as a suitable location, qualified personnel, and an effective marketing strategy. Additionally, a new branch takes time to originate sufficient loans and generate sufficient deposits to produce enough income to offset expenses, some of which, like salaries and occupancy expense, are relatively fixed costs.

Future changes in interest rates could reduce profits.

The Company’s ability to make a profit largely depends on net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between:

•	the interest income earned on interest-earning assets, such as loans and securities; and

•	the interest expense paid on interest-bearing liabilities, such as deposits and borrowings.

As a result of the Company’s historical focus on one- to four-family residential real estate loans, the majority of which have fixed interest rates, the interest rates earned on loans are generally fixed for a long period of time. Additionally, many of the Company’s securities in the investment portfolio have lengthy maturities with fixed interest rates. Like many savings institutions, the focus on deposit accounts as a source of funds, which have no stated maturity date or shorter contractual maturities, results in liabilities having a shorter duration than assets. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on assets, such as loans and investments, may not increase as rapidly as the interest paid on liabilities, such as deposits. In a period of declining interest rates, the interest income earned on assets may decrease more rapidly than the interest paid on liabilities.

Changes in interest rates creates reinvestment risk, which is the risk that Management may not be able to reinvest prepayments at rates that are comparable to the rates earned on the prepaid loans or securities in a declining interest rate environment. Additionally, increases in interest rates may decrease loan demand and/or make the repayment of adjustable-rate loans difficult for borrowers. Changes in interest rates also affect the current fair value of interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Concentration of loans in the Company’s primary market area, which has recently experienced an economic downturn, may increase risk.

The Company’s success depends primarily on the general economic conditions in Howard and Montgomery Counties, Maryland and the District of Columbia, as nearly all of the Company’s loans are to customers in these markets. Accordingly, the local economic conditions in these markets have a significant impact on the ability of borrowers to repay loans as well as the Company’s ability to originate new loans. As such, a further decline in real estate values in these markets would also lower the value of the collateral securing loans on properties in these markets. In addition, a continued weakening in general economic conditions, such as; inflation, recession, unemployment, or other factors beyond the Company’s control could negatively affect financial results.

Financial reform legislation recently enacted by Congress will, among other things, eliminate the Office of Thrift Supervision, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase the Company’s costs of operations.

The recently enacted Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act will eliminate the Company’s current primary federal regulator, the OTS, and require the Bank to be regulated by the OCC. The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like the Company, in addition to bank holding companies which it currently regulates. As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies like the Company. These capital requirements are substantially similar to the capital requirements currently applicable to the Company, as described in “Supervision and Regulation—Federal Banking Regulation—Capital Requirements.” The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

Also effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse effect on interest expense.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions, and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013. Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

The effect of new legislation and implementing regulations will have on community banks, including the lending and credit practices of such banks, is difficult to predict. Moreover, many of the provisions of the Dodd-Frank Act will not take effect for at least a year, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those relating to the new Consumer Financial Protection Bureau, will increase operating and compliance costs.

The Company is subject to extensive regulatory oversight.

The Company is subject to extensive regulation and supervision. Regulators have intensified their focus on bank lending criteria and controls, and on the USA PATRIOT Act’s anti-money laundering and Bank Secrecy Act compliance requirements. There also is increased scrutiny of compliance practices generally and particularly with the rules enforced by the Office of Foreign Assets Control. The Company’s failure to comply with these and other regulatory requirements could lead to, among other remedies, administrative enforcement actions and legal proceedings. In addition, the Dodd-Frank Act and implementing regulations are likely to have a significant effect on the financial services industry, which are likely to increase operating costs and reduce profitability. Regulatory or legislative changes could make regulatory compliance more difficult or expensive, and could cause changes to or limits on some products and services, or the way business is operated.

Legislative or regulatory responses to perceived financial and market problems could impair the Company’s rights against borrowers.

Current and future proposals made by members of Congress would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans, and may limit the ability of lenders to foreclose on mortgage collateral. If proposals such as these, or other proposals limiting the Bank’s rights as a creditor, were to be implemented, the Company could experience increased credit losses on loans and mortgage-backed securities, or increased expense in pursuing remedies as a creditor.

Recent health care legislation could increase the Company’s expenses or require the Company to pass further costs on to employees, which could adversely affect the Company’s operations, financial condition, and earnings.

Legislation enacted in 2010 requires companies to provide expanded health care coverage to their employees, such as affordable coverage to part-time employees and coverage to dependent adult children of employees. Companies will also be required to enroll new employees automatically into one of their health plans. Compliance with these and other new requirements of the health care legislation will increase employee benefits expense, and may require the Company to pass these costs on to employees, which could create a competitive disadvantage in hiring and retaining qualified employees.

If the Company’s investment in the common stock of the Federal Home Loan Bank of Atlanta is classified as other-than-temporarily impaired or as permanently impaired, the Company’s earnings and stockholders’ equity could decrease.

The Company owns common stock of the Federal Home Loan Bank of Atlanta. The Company holds this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of Atlanta’s advance program. There is no market for Federal Home Loan Bank of Atlanta common stock.

Recent published reports indicate that certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, the capital of a Federal Home Loan Bank, including the Federal Home Loan Bank of Atlanta, could be substantially diminished or reduced to zero. Consequently, the Company believes that there is a risk that the investment in Federal Home Loan Bank of Atlanta common stock could be impaired at some time in the future, and if this occurs, it would cause earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

Strong competition within the Company’s market areas may limit the Company’s growth and profitability.

Competition in the banking and financial services industry is intense. In the Company’s market areas, the Company competes with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that the Company does not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively, which could affect the Company’s ability to grow and remain profitable on a long-term basis. The Company’s profitability depends upon the continued ability to successfully compete in the Company’s market areas. If interest rates paid on deposits increase or interest rates charged on loans decrease, net interest margin and profitability could be adversely affected. For additional information see “Business of OBA Bank—Competition.”

The Company’s stock value may be negatively affected by federal regulations that restrict takeovers.

For three years following the Company’s stock offering, OTS regulations prohibit any person from acquiring or offering to acquire more than 10% of the Company’s common stock without the prior written approval of the OTS.

The corporate governance provisions in the Company’s articles of incorporation and bylaws, OBA Bank’s Charter, and the corporate governance provisions under Maryland law, may prevent or impede the holders of the Company’s common stock from obtaining representation on the Company’s Board of Directors and may impede takeovers of the company that the board might conclude are not in the best interest of OBA Financial Services, Inc. or its stockholders.

Provisions in the Company’s articles of incorporation and bylaws may prevent or impede holders of the Company’s common stock from obtaining representation on the Company’s Board of Directors and may make takeovers of OBA Financial Services, Inc. more difficult. For example, the Company’s Board of Directors is divided into three staggered classes. A classified board makes it more difficult for stockholders to change a majority of the directors because it generally takes at least two annual elections of directors for this to occur. The Company’s articles of incorporation include a provision that no person will be entitled to vote any shares of the Company’s common stock in excess of 10% of the Company’s outstanding shares of common stock. This limitation does not apply to the purchase of shares by a tax-qualified employee stock benefit plan established by us. In addition, the Company’s articles of incorporation and bylaws restrict who may call special meetings of stockholders and how directors may be removed from office. The charter of OBA Bank generally provides that for a period of five years from the closing of the stock offering, no person other than OBA Financial Services, Inc. may directly or indirectly acquire or offer to acquire the beneficial ownership of more than 10% of any class of equity security of OBA Bank. In addition, during this five-year period, all shares owned over the 10% limit may not be voted on any matter submitted to stockholders for a vote. Additionally, in certain instances, the Maryland General Corporation Law requires a supermajority vote of stockholders to approve a merger or other business combination with a large stockholder, if the proposed transaction is not approved by a majority of the Company’s Board of Directors.

The requirement to account for certain assets at estimated fair value and a proposal to account for additional financial assets and liabilities at estimated fair value, may adversely affect results of operations.

The Company reports certain assets, including securities, at fair value, and a recent proposal would require the Company to report most of the financial assets and liabilities at fair value. Generally, for securities that are reported at fair value, the Company uses quoted market prices or valuation models that utilize observable market inputs to estimate fair value. Because these assets are carried on the Company’s books at their estimated fair value, the Company may record losses even if the asset in question presents minimal credit risk. Under proposed accounting requirements, the Company may be required to record reductions in the fair value of nearly all financial assets and liabilities (including loans) either through a charge to net income or through a reduction to accumulated other comprehensive income. Accordingly, the Company could be required to record losses on assets such as loans where the Company has no intention to sell the loan and expect the loan to be repaid in full. This could result in a decrease in net income, a decrease in stockholders’ equity, or both.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

The Bank operates from a main office and four full-service branches located in Montgomery County and Howard County, Maryland and in Washington, D.C. The following table sets forth information with respect to the Company’s full-service banking offices, including the expiration date of leases with respect to leased facilities.

CORPORATE HEADQUARTERS – GERMANTOWN BRANCH 20300 Seneca Meadows Parkway Germantown, MD 20876	BETHESDA 5229 River Road Bethesda, MD 20816 2/28/2011	GAITHERSBURG 501 N. Frederick Avenue Suite 100 Gaithersburg, MD 20877 11/30/2018

COLUMBIA 10840 Little Patuxent Parkway Columbia, MD 21044 2/28/2013	WASHINGTON, D.C. 700 7th Street, NW Washington, DC 20001 1/31/2013

ITEM 3.	Legal Proceedings

At June 30, 2010, the Company was not involved in any legal proceedings the outcome of which the Company believes would be material to its financial condition or results of operations.

ITEM 4.	[Reserved]

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market, Holder and Dividend Information. The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “OBAF.” The approximate number of holders of record of OBA Financial Services, Inc.’s common stock as of June 30, 2010 was 353. Certain shares of OBA Financial Services, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for OBA Financial Services, Inc.’s common stock for the period beginning January 21, 2010 (the date of completion of the Company’s initial public offering) and ended June 30, 2010. The following information with respect to trading prices was provided by the NASDAQ Capital Market.

Year ended June 30, 2010	High	Low	Dividends Declared
Quarter ended March 31, 2010	$10.82	$9.95	—
Quarter ended June 30, 2010	$11.50	$10.74	—

Dividend payments by OBA Financial Services, Inc. are dependent on dividends it receives from OBA Bank, because OBA Financial Services, Inc. has no source of income other than dividends from OBA Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by OBA Financial Services, Inc. and interest payments with respect to OBA Financial Services, Inc.’s loan to the Employee Stock Ownership Plan. See “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Distributions.”

(b)	Sales of Unregistered Securities. Not applicable.

(c)	Use of Proceeds. Not applicable.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. Not applicable.

(e)	Stock Repurchases. Not applicable.

(f)	Stock Performance Graph. Not applicable.

ITEM 6.	Selected Financial Data

The following selected consolidated financial and other data has been derived, in part, from the consolidated financial statements and notes appearing elsewhere in this annual report.

	At June 30,
	2010	2009	2008	2007	2006
	(in thousands)
Selected Financial Condition Data:
Total assets	$374,095	$362,361	$354,146	$379,829	$389,192
Cash and cash equivalents	36,046	33,657	16,144	16,444	13,116
Interest bearing deposits with other banks	5,072	—	—	—	—
Securities available for sale	29,346	25,909	30,225	44,284	43,501
Securites held to maturity	4,637	—	—	—	1
Federal Home Loan Bank stock, at cost	3,883	3,883	3,846	3,910	3,325
Loans receivable, net	276,098	283,459	290,061	302,441	319,701
Bank owned life insurance	8,297	5,455	5,211	—	—
Deposits	233,441	244,536	216,230	227,919	261,537
Securities sold under agreements to repurchase	20,292	18,779	23,809	38,789	30,888
Federal Home Loan Bank advances	36,834	56,400	71,400	70,400	55,400
Stockholders’ equity	80,222	38,502	38,887	38,521	37,514

	For The Years Ended June 30,
	2010	2009	2008	2007	2006
	(in thousands)
Selected Operating Data:
Interest and dividend income	$16,050	$17,398	$19,603	$20,694	$21,605
Interest expense	5,921	8,880	11,729	12,345	12,123

Net interest income	10,129	8,518	7,874	8,349	9,482
Provision (credit) for loan losses	1,278	877	—	(452)	(200)

Net interest and dividend income after provision (credit) for loan losses	8,851	7,641	7,874	8,801	9,682
Noninterest income, excluding impairment on investment securities	1,013	931	895	648	901
Impairment on investment securities	(1,882)	(1,020)	—	—	—
Noninterest expense	9,331	8,764	7,614	7,946	8,320

Income (loss) before income taxes	(1,349)	(1,212)	1,155	1,503	2,263
Income tax expense (benefit)	(639)	(552)	342	616	710

Net income (loss)	$(710)	$(660)	$813	$887	$1,553

	At or For The Years Ended June 30,
	2010	2009	2008	2007	2006
Selected Operating Data:
Performance Ratios:
Return on average assets	(0.19)%	(0.19)%	0.23%	0.24%	0.38%
Return on average equity	(1.24)	(1.70)	2.07	2.31	4.23
Interest rate spread (1)	2.82	2.21	1.94	1.96	2.08
Net interest margin (2)	3.09	2.52	2.30	2.33	2.37
Efficiency ratio (3)	83.75	92.75	86.83	88.32	80.13
Non-interest expense to average total assets	2.48	2.48	2.13	2.14	2.01
Average interest-earning assets to average interest-bearing liabilities	114.80	111.72	110.75	110.66	109.31
Average equity to average total assets	15.23	11.01	10.96	10.35	8.88
Asset Quality Ratios:
Non-performing loans to total loans	0.23%	0.93%	0.11%	0.08%	—%
Non-performing assets to total assets	0.17	0.73	0.09	0.07	—
Allowance for loan losses to non-performing loans	389.46	47.46	153.33	238.82	—
Allowance for loan losses to total loans	0.63	0.41	0.17	0.20	0.33
Capital Ratios (bank-level only):
Total capital (to risk-weighted assets)	25.44%	17.34%	18.03%	17.48%	16.33%
Tier I capital (to risk-weighted assets)	24.69	16.84	17.81	17.22	15.82
Tier I capital (to average assets)	15.22	11.03	11.17	10.27	9.74
Other Data:
Number of full service offices	5	5	4	5	5
Full time equivalent employees	61	59	56	69	67

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The principal objective of this financial review is to provide an overview of the financial condition and results of operations of OBA Financial Services, Inc. and its subsidiary, OBA Bank. This discussion and tabular presentations should be read in conjunction with the accompanying Consolidated Financial Statements and Notes, as well as, other information contained herein.

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

The Company recognizes gains or losses as a result of the sale of investment securities, foreclosed property, and premises and equipment. In addition, the Company recognizes losses on its investment securities that are considered other-than-temporarily impaired. Gains and losses are not a regular part of the Company’s primary sources of income.

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

Other expenses include expenses for attorneys, accountants and consultants, advertising and marketing, charitable contributions, insurance, office supplies, postage, telephone, and other miscellaneous operating expenses.

Critical Accounting Policies and Estimates

Discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements of the Company, which are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities for the reporting periods. Management evaluates estimates on an on-going basis and bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

Management believes the following critical accounting policies require the most significant judgments and estimates used in preparation of the financial statements:

Allowance for Loan Losses.

Management maintains an allowance for loan losses at an amount estimated to equal all credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the statement of condition date. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective, as it requires an estimate of the loss rates for each loan group and for each impaired loan, an estimate of the amounts and timing of expected future cash flows, or an estimate of the value of collateral. Based on the estimate of the level of allowance for loan losses required, Management records a provision for loan losses to maintain the allowance for loan losses at an appropriate level.

The determination of the allowance for loan losses is based on Management’s current judgments about the loan portfolio credit quality and Management’s consideration of all known relevant internal and external factors that affect loan collectability, as of the reporting date. Management cannot predict with certainty the amount of loan charge-offs that will be incurred. Management does not currently determine a range of loss with respect to the allowance for loan losses. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Company’s allowance for loan losses. Such agencies may require that Management recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Accordingly, actual results could differ from those estimates.

Other-Than-Temporary Impairment. In estimating other-than-temporary impairment of investment securities, securities are evaluated periodically, and at least quarterly, to determine whether a decline in their value is other than temporary.

Management considers numerous factors when determining whether potential other-than-temporary impairment exists and the period over which a debt security is expected to recover. The principal factors considered are (1) the length of time and the extent to which the fair value has been less than the amortized cost basis, (2) the financial condition of the issuer (and guarantor, if any), (3) any adverse conditions specifically related to the security, industry, or geographic area, (4) failure of the issuer of the security to make scheduled interest or principal payments, (5) any changes to the rating of a security by a rating agency, and (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

For debt securities, other-than-temporary impairment is considered to have occurred if (1) Management intends to sell the security, (2) it is more likely than not that Management will be required to sell the security before recovery of its amortized cost basis, or (3) if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. In determining the present value of expected cash flows, Management discounts the expected cash flows at the effective interest rate implicit in the security at the date of acquisition or, for debt securities that are beneficial interests in securitized financial assets, at the current rate used to accrete the beneficial interest. In estimating cash flows expected to be collected, Management uses available information with respect to security prepayment speeds, expected deferral rates and severity, whether subordinated interests, if any, are capable of absorbing estimated losses and the value of any underlying collateral.

Financial Condition

The Bank historically operated as a traditional thrift institution. The loan portfolio contains a majority of longer-term, one- to four-family residential real estate loans. This resulted in the Bank being somewhat liability sensitive, as maturing interest-bearing liabilities re-price more quickly than interest-earning assets. However, in recent years, the Bank increased focus on the origination of commercial business loans, as commercial business loans generally provide higher returns than one- to four-family residential mortgage loans, have shorter durations, and are usually originated with an adjustable rate of interest. In addition, direct marketing efforts to local businesses were increased and the Bank’s culture of cross-selling products to existing customers was enhanced via improved sales training. This increased balances of lower cost deposits and enabled the Bank to run-off, at maturity, higher-cost brokered certificates of deposit and deposits generated on-line.

As a result, the Bank’s net interest margin, the percentage difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities increased to 3.09% for the fiscal year ended June 30, 2010 from 2.52% for the fiscal year ended June 30, 2009. This contributed to a corresponding increase in net interest income, the difference between interest income and interest expense to $10.1 million for the fiscal year ended June 30, 2010 from $8.5 million for the fiscal year ended June 30, 2009.

The Bank’s emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets at a time when many financial institutions are experiencing significant asset quality issues. The Bank’s non-performing assets totaled $639 thousand or 0.17% of total assets at June 30, 2010, compared to $2.7 million or 0.73% of total assets at June 30, 2009. The Bank had $1.7 million of loans delinquent 30 days or greater at June 30, 2010, compared to $1.2 million of such delinquencies at June 30, 2009. In addition, the Bank provided $1.3 million for loan losses during the fiscal year ended June 30, 2010 compared to a provision of $877 thousand for loan losses during the fiscal year ended June 30, 2009. The increased provision reflects a higher percentage of commercial business loans relative to one- to four-family residential real estate loans, worsening economic conditions, an increase in criticized loans (classified loans plus loans designated as special mention) and impaired loans, and higher charge-offs for the year ended June 30, 2010 as compared to the year ended June 30, 2009.

All of the Bank’s mortgage-backed securities were issued by Freddie Mac, Fannie Mae, or Ginnie Mae, U.S. government agencies or government-sponsored enterprises. These entities guarantee the payment of principal and interest on the Company’s mortgage-backed securities. The Bank does not own any common or preferred stock issued by Fannie Mae or Freddie Mac. As of June 30, 2010, the Company’s available credit lines and other sources of liquidity had not been reduced compared to levels from June 30, 2009.

Balance Sheet Analysis

Assets. Total assets increased $11.7 million, or 3.2%, to $374.1 million at June 30, 2010 from $362.4 million at June 30, 2009. Assets increased due to increases in cash and cash equivalents, bank owned life insurance, and securities offset by decreases in loans and Federal Funds sold. Increased prepayments on longer-term, one- to four-family residential real estate loans, resulting from refinancing with other financial institutions, and the Company’s capital issuance provided cash in excess of the Company’s funding needs.

Cash and Cash Equivalents. At June 30, 2010 and 2009, The Company had $36.0 million and $33.7 million of cash and cash equivalents, respectively.

Loans. At June 30, 2010, total loans were $277.8 million, or 74.3% of total assets. During the year ended June 30, 2010, the loan portfolio decreased $6.8 million, or 2.4%, as compared to $284.6 million, or 78.5% of total assets at June 30, 2009. The decrease was caused by increased prepayments on longer-term, one- to four-family residential real estate loans, resulting from refinancing with other financial institutions. This decrease was offset by increases in commercial real estate and commercial loans. The Bank has achieved this growth in commercial business loans by hiring four new commercial business loan originators.

Loan Portfolio Composition. The following table sets forth the composition of the Company’s loan portfolio at the dates indicated.

	At June 30,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to four family residential	$123,452	44.5%	$151,468	53.3%	$179,951	62.0%	$199,577	66.0%	$212,332	66.3%
Commercial	85,423	30.7	64,930	22.8	65,392	22.5	61,636	20.3	60,416	18.8
Construction	1,071	0.4	4,935	1.7	3,141	1.1	418	0.1	450	0.1
Home equity loans and lines of credit	41,655	15.0	40,812	14.3	35,971	12.4	36,661	12.1	40,724	12.7
Commercial loans	26,234	9.4	22,481	7.9	5,659	1.9	4,611	1.5	6,735	2.1
Consumer loans	—	—	—	—	430	0.1	147	—	105	—

Total loans	277,835	100.0	284,626	100.0	290,544	100.0	303,050	100.0	320,762	100.0

Allowance for loan losses	(1,737)		(1,167)		(483)		(609)		(1,061)

Total loans, net	$276,098		$283,459		$290,061		$302,441		$319,701

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of the loan portfolio at June 30, 2010. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to Four Family Residential Real Estate Loans	Commercial Real Estate Loans	Construction Loans	Home Equity Loans and Lines of Credit	Commercial Loans	Total
	(In thousands)
Due during the Years Ending June 30,
2011	$43,238	$13,936	$—	$12,320	$10,836	$80,330
2012	27,881	8,643	1,071	7,852	4,164	49,611
2013	18,985	12,715	—	5,470	3,341	40,511
2014 to 2015	22,415	32,853	—	6,804	4,422	66,494
2016 to 2020	9,461	11,836	—	6,509	3,025	30,831
2021 to 2025	1,210	1,446	—	1,833	235	4,724
2026 and beyond	262	3,994	—	867	211	5,334

Total	$123,452	$85,423	$1,071	$41,655	$26,234	$277,835

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at June 30, 2010:

	Due after June 30, 2010
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One-to four family residential	$55,966	$24,248	$80,214
Commercial	57,435	14,052	71,487
Construction	—	1,071	1,071
Home equity loans and lines of credit	2,592	26,743	29,335
Commercial loans	11,493	3,905	15,398

Loans contractually due after one year	127,486	70,019	197,505
Loans contractually due one year or less	47,998	32,332	80,330

Total loans	$175,484	$102,351	$277,835

Securities. The following table sets forth the amortized cost and estimated fair value of the securities portfolio, excluding Federal Home Loan Bank of Atlanta common stock, at the dates indicated. The securities were classified as available for sale or held to maturity at the dates indicated.

	At June 30,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government and federal agencies	$—	$—	$—	$—	$2,000	$2,011
Residential mortgage-backed securities	32,581	33,996	24,525	25,182	23,718	23,119
Trust preferred securities	135	109	2,140	677	3,215	2,620
Other securities	50	50	50	50	2,550	2,475

Total securities	$32,766	$34,155	$26,715	$25,909	$31,483	$30,225

Total securities increased $6.1 million, or 22.7%, to $32.8 million, or 8.8% of total assets, at June 30, 2010 from $26.7 million, or 7.4% of total assets, at June 30, 2009. The increase in the investment portfolio is due to the deployment of capital from the Company’s initial public stock offering. The Bank has chosen to invest in securities until it can use the excess funds as part of its strategy to increase the commercial loan portfolio.

The unrealized gains on individual residential mortgage-backed securities as of June 30, 2010 and 2009 were the result of changes to current market interest rates as compared to the original purchase yield of the security. At June 30, 2010 and 2009, the Bank had no mortgage-backed securities with unrealized losses.

The Bank sold its bank and bank holding company backed pooled trust preferred securities during the year ended June 30, 2010. The Bank currently owns one immaterial position in an insurance company backed pooled trust preferred security that is performing as contractually obligated.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2010 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. No tax-equivalent adjustments have been made, as the Bank did not hold any tax-free investment securities at June 30, 2010.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
			(Dollars in thousands)
Residential mortgage-backed securities	$—	—%	$4	5.50%	$7,335	3.03%	$25,242	4.27%	$32,581	$33,996	3.99%
Trust preferred securities	—	—	—	—	—	—	135	1.79	135	109	1.79
Other securities	—	—	—	—	—	—	50	—	50	50	—

Total	$—	—%	$4	5.50%	$7,335	3.03%	$25,427	4.25%	$32,766	$34,155	3.98%

Deposits. The Bank accepts deposits primarily from the areas in which the Bank’s offices are located. Recently, Management has focused on building broader customer relationships and targeting small business customers to increase core deposits. The Bank also relies on enhanced technology and customer service to attract and retain deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank’s deposit accounts consist of statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts, and individual retirement accounts. In recent periods, the Bank has not accepted brokered deposits, other than the Company’s participation in the Certificate of Deposit Account Registry Service (CDARS).

Interest rates paid, maturity terms, service fees, and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements, and the Bank’s deposit growth goals.

During the fiscal year ended June 30, 2010, deposits decreased $11.1 million, or 4.5%, to $233.4 million from $244.5 million at June 30, 2009. The decrease resulted from a $17.9 million, or 7.9%, decrease in interest bearing deposits. Specifically, time deposits decreased by $30.1 million, or 28.6%, to $75.1 million at June 30, 2010 from $105.2 million at June 30, 2009. Recently, the Bank had cash in excess of funding needs because of increased prepayments on longer-term, one- to four-family residential real estate loans, resulting from refinancing with other financial institutions, and repayments on securities investments, which have enabled the Bank to lower deposit pricing and allow higher-cost brokered certificates of deposit to run off. Based on historical experience and current market interest rates, Management believes the Bank will retain, upon maturity, a large portion of certificates of deposit with maturities of one year or less.

The following tables set forth the distribution of the average total deposit accounts (including interest-bearing and non-interest bearing deposits), by account type, for the periods indicated.

	For the Fiscal Years Ended June 30,
	2010			2009			2008
	(dollars in thousands)
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing	$32,589	12.9%	—%	$11,343	5.0%	—%	$8,010	3.6%	—%
Interest-bearing checking	58,442	23.1	0.72	45,052	19.7	0.97	37,685	16.9	0.89
Saving and escrow	7,555	3.0	0.45	7,601	3.3	0.66	8,207	3.7	0.94
Money market deposits	64,767	25.6	0.84	55,729	24.4	1.67	52,287	23.4	2.67
Certificates of deposit	89,408	35.4	2.90	108,410	47.6	3.83	117,054	52.4	4.84

Total deposits	$252,761	100.0%	1.42%	$228,135	100.0%	2.44%	$223,243	100.0%	3.35%

The following table sets forth the maturities of certificates of deposit in amounts greater than or equal to $100,000 as of June 30, 2010.

At June 30, 2010
(In thousands)
Three months or less	$4,893
Over three months through six months	9,479
Over six months through one year	9,974
Over one year to three years	4,982
Over three years	1,882

Total	$31,210

Borrowings. The Company’s borrowings consist primarily of advances from the Federal Home Loan Bank of Atlanta and funds borrowed from securities dealers and depositors, primarily small business customers under repurchase agreements. At June 30, 2010, Federal Home Loan Bank advances totaled $36.8 million, or 12.5% of total liabilities, and repurchase agreements totaled $20.3 million, or 6.9% of total liabilities. At June 30, 2010, the Company had access to additional Federal Home Loan Bank advances of up to $46.3 million.

During the fiscal year ended June 30, 2010, borrowings decreased $18.1 million, or 24.0%. The Bank was able to repay borrowings of $19.6 million of Federal Home Loan Bank advances, with the proceeds from loan prepayments and the initial public offering that occurred during the fiscal year.

The following table sets forth information concerning balances and interest rates on Federal Home Loan Bank advances at the dates and for the fiscal years indicated.

	At or for the Years Ended June 30,
	2010	2009	2008
	(dollars in thousands)
Balance at end of year	$36,834	$56,400	$71,400
Average balance during the year	$47,290	$68,026	$75,174
Maximum outstanding at any month end	$55,700	$71,400	$81,400
Weighted average interest rate at end of year	4.17%	4.21%	4.41%
Average interest rate during year	4.41%	4.39%	4.96%

The following table sets forth information concerning balances and interest rates on securities dealer repurchase agreements at the dates and for the years indicated.

	At or for the Years Ended June 30,
	2010	2009	2008
	(dollars in thousands)
Balance at end of year	$5,000	$5,000	$5,000
Average balance during the year	$5,000	$5,000	$1,438
Maximum outstanding at any month end	$5,000	$5,000	$5,000
Weighted average interest rate at end of year	3.23%	3.23%	3.23%
Average interest rate during year	3.23%	3.23%	3.23%

The following table sets forth information concerning balances and interest rates on customer repurchase agreements at the dates and for the years indicated.

	At or for the Years Ended June 30,
	2010	2009	2008
	(dollars in thousands)
Balance at end of year	$15,292	$13,779	$18,809
Average balance during the year	$13,459	$12,267	$17,326
Maximum outstanding at any month end	$18,995	$19,008	$30,965
Weighted average interest rate at end of year	0.65%	0.57%	1.59%
Average interest rate during year	0.59%	1.32%	2.78%

Stockholders’ Equity. At June 30, 2010, stockholders’ equity was $80.2 million, an increase of $41.7 million, or 108.4%, from $38.5 million at June 30, 2009. The increase primarily resulted from the completion of the initial public stock offering in January 2010.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and rates, and certain other information for the years indicated. No tax-equivalent yield adjustments were made, as the Company did not hold any tax-free interest-earning assets during the fiscal years indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are amortized or accreted to interest income.

	For the Years Ended June 30,
	2010			2009			2008
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans:
One- to four family residential	$136,125	$6,996	5.14%	$168,240	$8,892	5.29%	$191,611	$10,084	5.26%
Commercial real estate	71,127	4,619	6.49	65,277	4,365	6.69	65,046	4,646	7.14
Construction	2,843	118	4.15	4,349	180	4.14	1,872	134	7.16
Home equity & lines of credit	41,061	1,317	3.21	39,323	1,514	3.85	35,615	2,162	6.07
Commercial loans	25,041	1,586	6.33	9,323	743	7.97	5,076	531	10.46

Total loans	276,197	14,636	5.30	286,512	15,694	5.48	299,220	17,557	5.87
Investments
U.S Government and federal agencies	1,301	63	4.84	1,310	46	3.51	6,209	279	4.49
Residential mortgage-backed securities	25,679	1,212	4.72	25,693	1,299	5.06	16,172	795	4.92
Trust Preferred	1,432	9	0.63	2,848	128	4.49	3,588	232	6.47
Other & interest bearing deposits with banks	4,661	27	0.58	6,710	130	1.94	7,622	384	5.04

Total investments	33,073	1,311	3.96	36,561	1,603	4.38	33,591	1,690	5.03
Other	18,955	103	0.54	14,439	101	0.70	9,592	356	3.71

Total interest-earning assets	328,225	16,050	4.89	337,512	17,398	5.15	342,403	19,603	5.73
Allowance for loan losses	(1,265)			(493)			(549)
Cash and due from banks	31,311			4,085			3,976
Other assets	17,983			12,238			12,030

Total assets	$376,254			$353,342			$357,860

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$58,442	$418	0.72	$45,052	$438	0.97	$37,685	$336	0.89
Saving and escrow	7,555	34	0.45	7,601	50	0.66	8,207	77	0.94
Money market deposits	64,767	546	0.84	55,729	933	1.67	52,287	1,395	2.67
Certificates of deposit	89,408	2,595	2.90	108,410	4,147	3.83	117,054	5,666	4.84

Total interest bearing deposits	220,172	3,593	1.63	216,792	5,568	2.57	215,233	7,474	3.47
FHLB	47,290	2,087	4.41	68,034	2,990	4.39	75,165	3,727	4.96
Repurchase agreements	18,459	241	1.31	17,267	322	1.86	18,764	528	2.81

Total interest-bearing liabilities	285,921	5,921	2.07	302,093	8,880	2.94	309,162	11,729	3.79
Noninterest-bearing demand deposits	32,589			11,343			8,010
Other liabilities	439			1,011			1,466
Stockholders’ equity	57,305			38,895			39,222

Total liabilities and stockholders’ equity	$376,254			$353,342			$357,860

Net interest income		$10,129			$8,518			$7,874

Net interest rate spread (1)			2.82%			2.21%			1.94%
Net interest-earning assets (2)	$42,304			$35,419			$33,241

Net interest margin (3)			3.09%			2.52%			2.30%
Average interest-earning assets to average interest-bearing liabilities	114.80%			111.72%			110.75%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on the Company’s net interest income for the years indicated. The rate column shows the effects attributable to changes in rate, which are changes in rate multiplied by prior volume. The volume column shows the effects attributable to changes in volume, which are changes in volume multiplied by prior rate. The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	2010 vs. 2009			2009 vs. 2008
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
(in thousands)	Volume	Rate		Volume	Rate
Assets:
Interest-earning assets:
Loans:
One- to four family residential	$(1,697)	$(199)	$(1,896)	$(1,230)	$38	$(1,192)
Commercial real estate	391	(137)	254	16	(297)	(281)
Construction	(62)	—	(62)	177	(131)	46
Home equity & lines of credit	67	(264)	(197)	225	(873)	(648)
Commercial loans	1,253	(410)	843	444	(232)	212

Total loans	(48)	(1,010)	(1,058)	(368)	(1,495)	(1,863)
Investments
U.S Government and federal agencies	—	17	17	(220)	(13)	(233)
Residential mortgage-backed securities	(1)	(86)	(87)	468	36	504
Trust Preferred	(64)	(55)	(119)	(48)	(56)	(104)
Other & interest bearing deposits with banks	(40)	(63)	(103)	(46)	(208)	(254)

Total investments	(105)	(187)	(292)	154	(241)	(87)
Other	32	(30)	2	180	(435)	(255)

Total interest-earning assets	$(121)	$(1,227)	$(1,348)	$(34)	$(2,171)	$(2,205)

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$130	$(150)	$(20)	$66	$36	$102
Saving and escrow	—	(16)	(16)	(6)	(21)	(27)
Money market deposits	151	(538)	(387)	92	(554)	(462)
Certificates of deposit	(727)	(825)	(1,552)	(418)	(1,101)	(1,519)

Total interest bearing deposits	(446)	(1,529)	(1,975)	(266)	(1,640)	(1,906)
FHLB	(912)	9	(903)	(354)	(383)	(737)
Repurchase agreements	22	(103)	(81)	(42)	(164)	(206)

Total interest-bearing liabilities	$(1,336)	$(1,623)	$(2,959)	$(662)	$(2,187)	$(2,849)

Change in net interest income	$1,215	$396	$1,611	$628	$16	$644

Comparison of Operating Results for the Fiscal Years Ended June 30, 2010 and 2009

General. For the fiscal year ended June 30, 2010, the Company has a net loss of $710 thousand compared to a net loss of $660 thousand for the fiscal year ended June 30, 2009. The primary reasons for the increase in operating losses were an increase in non-interest expense of $567 thousand, net impairment losses recognized in income on trust preferred securities of $1.9 million, and an increase of $401 thousand in the provision for loan losses for the fiscal year ended June 30, 2010.

Net Interest Income. Net interest income increased $1.6 million, or 18.9%, to $10.1 million for the fiscal year ended June 30, 2010 compared to $8.5 million for the fiscal year ended June 30, 2009. Interest expense decreased $3.0 million as declining market interest rates allowed the Company to reduce the cost of deposits. Also, deposit inflows and loan prepayments allowed the Company to reduce borrowings. Interest and dividend income decreased $1.3 million, or 7.7%, as interest income on loans decreased $1.1 million due both to a reduction in the loan portfolio and lower yields on the loans. The net interest margin was 3.09% for the fiscal year ended June 30, 2010 compared to 2.52% for fiscal year 2009.

Interest and Dividend Income. Interest and dividend income decreased $1.3 million, or 7.7%, to $16.1 million for the fiscal year ended June 30, 2010 from $17.4 million for the fiscal year ended June 30, 2009. Interest income on loans decreased $1.1 million, or 6.7%, to $14.6 million for the fiscal year ended June 30, 2010 from $15.7 million for the fiscal year ended June 30, 2009, as the average yield on loans decreased 0.18 basis points, to 5.30% for the fiscal year ended June 30, 2010 from 5.48% for the fiscal year ended June 30, 2009. The change in yield reflects decreasing market interest rates and decreasing balances in the residential loan portfolios as higher coupon mortgages refinance, mature, or prepay. These decreases were offset by an increase in the commercial loan portfolios and generally higher yields on the commercial loans relative to residential loans.

Average loans decreased $10.3 million, or 3.6%. Most of this reduction occurred in the one- to four-family residential real estate loan portfolio. It resulted from selling newly-originated longer term, primarily 30 year, one- to four-family residential real estate loans, as well as prepayments exceeding other originations that were held in portfolio. The average balance of commercial business loans increased $15.7 million, or 168.6%, to $25.0 million for the fiscal year ended June 30, 2010 from $9.3 million for the fiscal year ended June 30, 2009. This change reflects the recent focus on originating commercial business loans, which is intended to assist in managing interest rate risk and to generate higher yields as compared to one- to four-family residential loans.

Interest income on total investments and interest bearing deposits at other banks decreased $292 thousand to $1.3 million for the fiscal year ended June 30, 2010 from $1.6 million for the fiscal year ended June 30, 2009. The average yield on securities decreased 42 basis points to 3.96% for the fiscal year ended June 30, 2010 from 4.38% for the fiscal year ended June 30, 2009. This decrease reflects the purchase of U.S. Government or agency backed mortgage backed securities at lower yields as market rates declined over the period. Additionally, the Company divested itself of the bank and bank holding company backed pooled trust preferred securities. The yield on these securities had decreased over time as the bonds began not to perform as contractually obligated.

Interest income on other interest-earning assets, primarily interbank funds, increased slightly to $103 thousand for the fiscal year ended June 30, 2010 from $101 thousand for the fiscal year ended June 30, 2009.

Interest Expense. Interest expense decreased $3.0 million, or 33.3%, to $5.9 million for the fiscal year ended June 30, 2010 from $8.9 million for the fiscal year ended June 30, 2009. The Company experienced decreases in interest expense on deposits, borrowings, and securities sold under agreements to repurchase. Declining market interest rates and a decrease in higher-cost certificates of deposit allowed for the reduction of deposit expense by $2.0 million, or 35.5%. The average rate paid on deposits decreased 94 basis points to 1.63% for the fiscal year ended June 30, 2010 from 2.57% for the fiscal year ended June 30, 2009. The average balance of interest bearing deposits increased $3.4 million, or 1.6%, during the fiscal year ended June 30, 2010. Increases of $13.4 million, or 29.7%, and $9.0 million, or 16.2%, in interest bearing checking and money market deposits, respectively, were offset by a decrease of $19.0 million, or 17.5%, in higher cost certificates of deposit. Targeting small business customers, as well as allowing brokered certificates of deposit and on-line deposits to run off at maturity, have improved the deposit mix; migrating deposits to lower cost deposits such as checking.

Interest expense on Federal Home Loan Bank borrowings decreased $903 thousand to $2.1 million for the fiscal year ended June 30, 2010 from $3.0 million for the fiscal year ended June 30, 2009. This change resulted from a $20.7 million, or 30.5%, decrease in average outstanding borrowings for the fiscal year ended June 30, 2010. Additionally, average repurchase agreements increased $1.2 million, or 6.9% for the fiscal year ended June 30, 2010. The average yield on repurchase agreements decreased 55 basis points to 1.31% for the fiscal year ended June 30, 2010 from 1.86% for the fiscal year ended June 30, 2009. This decrease in FHLB borrowings reflects capital inflows and cash flows from the securities and loan portfolios that allowed the Company to reduce the average balance of borrowings.

Provision for Loan Losses. Based on an analysis of the factors described in “—Allowance for Loan Losses,” the Company recorded a provision for loan losses of $1.3 million for the fiscal year ended June 30, 2010, and a provision for loan losses of $877 thousand for fiscal year ended June 30, 2009. Although, the loan portfolio decreased to $277.8 million at June 30, 2010 from $284.6 million at June 30, 2009, the portfolio contained a higher percentage of commercial business loans relative to one- to four-family residential real estate loans at June 30, 2010 compared to June 30, 2009. Specifically, commercial business loans increased by $3.8 million, or 16.7%, to $26.2 million and commercial real estate loans increased by $20.5 million, or 31.6%, to $85.4 million while one- to four- residential loans decreased $28.0 million, or (18.5%), to $123.5 million. Commercial, construction, and commercial real estate loans represented 40.5% of the gross loan portfolio at June 30, 2010, compared to 32.4% at June 30, 2009. Generally, commercial business loans are considered to have greater risk than one- to four-family residential real estate loans, and, therefore, may require greater allowances for loan losses compared to one- to four-family residential real estate loans. The increased provision also reflects a continued worsening of economic conditions that were reflected by substantial increases in annualized net charge-off rates for the Southeast Region as of June 30, 2010 in construction, non-residential and commercial real estate loans, as reported by the OTS.

In addition, during the fiscal years ended June 30, 2010 and 2009, the Company had loan charge-offs of $708 thousand and $203 thousand respectively; an increase of $505 thousand. The increase in charge-offs was primarily the result of charging-off two loans in the amount of approximately $636 thousand.

Loans delinquent less than 90 days were $1.3 million and loans delinquent 90 days or more were $446 thousand; or a total of $1.7 million at June 30, 2010. This represents an increase of $576 thousand from June 30, 2009. Total delinquent loans were $1.2 million at June 30, 2009. Loans delinquent less than 90 days were $677 thousand and loans delinquent 90 days or more were $483 thousand at June 30, 2009.

Non-performing loans totaled $446 thousand at June 30, 2010 and $2.5 million at June 30, 2009. This represents a decrease of approximately $2.0 million, or a decrease of 81.9%. The decrease in non-performing loans is primarily the result of the payoff of one loan in the amount of $2.3 million. The June 30, 2010 non-performing loan balance reflects a single one- to four residential mortgage loan. The Company’s non-performing loans to total loans ratio decreased from 0.93% to 0.23% at June 30, 2009 and 2010, respectively.

Non-performing assets totaled $639 thousand at June 30, 2010 and $2.7 million at June 30, 2009. This represents a decrease of approximately $2.0 million, or a decrease of 75.9%. The Company’s non-performing assets to total assets ratio decreased from 0.73% to 0.17% at June 30, 2009 and 2010, respectively.

The allowance for loan losses to total loans was 0.63% and 0.41% at June 30, 2010 and 2009, respectively. To the best knowledge of Management, the Company has provided for all losses that are both probable and reasonably estimable at June 30, 2010 and 2009.

Non-Interest Income. The following table summarizes changes in non-interest income between the fiscal years ended June 30, 2010 and 2009.

	For the Years Ended June 30,		Change
	2010	2009	$	%
	(In thousands)
Customer service fees	$468	$448	$20	4.5%
Loan servicing fees	49	54	(5)	(9.3)
Bank owned life insurance income	342	244	98	40.2
Impairment losses on investment securities	(1,882)	(1,020)	(862)	84.5
Net gain on the sale of investments	3	—	3	—
Net gain on sale of loans	60	41	19	46.3
Other non-interest income	91	144	(53)	(36.8)

Total non-interest income (loss)	$(869)	$(89)	$(780)	876.4

The Bank recognized a $1.9 million impairment loss on two bank and bank holding company backed pooled trust preferred securities that were other-than-temporarily impaired during the fiscal year ended June 30, 2010, as described in “—Balance Sheet Analysis—Securities.” Additionally, bank owned life insurance income increased $98 thousand in the fiscal year ended June 30, 2010 mainly due to the increase of approximately $2.5 million in bank owned life insurance during the fiscal year ended June 30, 2010.

Non-Interest Expense. The following table summarizes changes in non-interest expense between the fiscal years ended June 30, 2010 and 2009.

	For the Years Ended June 30,		Change
	2010	2009	$	%
	(In thousands)
Salaries and employee benefits	$5,009	$4,293	$716	16.7%
Occupancy and equipment	1,492	1,584	(92)	(5.8)
Data processing	677	683	(6)	(0.9)
Directors’ fees	310	319	(9)	(2.8)
FDIC assessments	380	292	88	30.1
Debt prepayment penalty	—	237	(237)	(100.0)
Other non-interest expense	1,463	1,356	107	7.9

Total non-interest expense	$9,331	$8,764	$567	6.5

Salary and employee benefits expense increased due to hiring four commercial bankers, a Chief Financial Officer, and annual salary increases. FDIC premiums increased between the periods, reflecting an industry-wide increase in the FDIC’s regular insurance assessment rates, offset by a special assessment charge in the prior year of $162 thousand. In the fiscal year ended June 30, 2009 the Company incurred a $237 debt prepayment penalty when it repaid $15.0 million of Federal Home loan Bank advances.

Income Tax Expense. The Bank recorded an income tax benefit of $639 thousand for the fiscal year ended June 30, 2010, compared to income tax benefit of $552 thousand for the fiscal year ended June 30, 2009. The effective tax rate for fiscal 2010 was (47.4%), while the effective tax rate for fiscal 2009 was (45.5%).

Non-performing and Problem Assets

When a residential mortgage loan or home equity line of credit is 15 days past due, a notice is mailed informing the borrower that the loan is past due. When the loan is 20 days past due, an additional notice is mailed and Bank personnel attempt to achieve direct contact with the borrower as an additional reminder of the delinquency. When a loan is 30 days or more past due, a default notice is mailed and additional attempts at direct contact with the borrower are made. Bank personnel attempt to determine the reason(s) for the delinquency and establish a course of action by which the borrower will bring the loan current. When the loan is 45 days past due, Bank personnel investigate the issues surrounding the delinquency and repayment options and issue an additional demand letter. In addition, Management determines whether to initiate foreclosure proceedings and obtains Board approval. Foreclosure proceedings are initiated by counsel if the loan is not brought current by the end of the calendar month. Procedures for avoiding foreclosure can include restructuring the loan in a manner that provides concessions to the borrower to facilitate repayment.

Commercial business loans, commercial real estate loans, and consumer loans are generally handled in the same manner as residential mortgage loans or home equity lines of credit, except that initial contact is made when the loan is 10 days past due.

Loans are placed on non-accrual status when payment of principal or interest is 90 days or more delinquent. Loans are also placed on non-accrual status if collection of principal or interest, in full, is in doubt. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed and further income is recognized only when full repayment of the loan is complete, at which point income is recognized to the extent received. The loan may be returned to accrual status if both principal and interest payments are brought current and full payment of principal and interest is expected.

Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets at the dates indicated.

	At June 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to four family residential	$446	$1,155	$315	$—	$—
Commercial	—	—	—	181	—
Construction	—	1,304	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Commercial loans	—	—	—	74	—
Consumer loans	—	—	—	—	—

Total non-accrual loans	446	2,459	315	255	—

Loan delinquent 90 days or greater and still accruing	—	—	—	—	—

Total non-performing loans	446	2,459	315	255	—

Real estate owned:
One-to four family residential	193	193	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Commercial loans	—	—	—	—	—
Consumer loans	—	—	—	—	—

Total real estate owned	193	193	—	—	—

Total non-performing assets	$639	$2,652	$315	$255	$—

Ratios:
Non-performing loans to total loans	0.23%	0.93%	0.11%	0.08%	0.00%
Non-performing assets to total assets	0.17%	0.73%	0.09%	0.07%	0.00%

For the year ended June 30, 2010, gross interest income that would have been recorded had non-accruing loans been current in accordance with their original terms was $61 thousand. The Bank recognized $12 thousand of interest income on such non-accruing loans on a cash basis during the fiscal year.

Troubled Debt Restructurings. Loans are periodically modified to make concessions to help a borrower remain current on the loan and to avoid foreclosure. Generally, the Bank does not forgive principal or interest on loans or modify the interest rate on loans to rates that are below market rates. At June 30, 2010 and 2009, the Bank had $3.4 million and $1.0 million of these modified loans, respectively. At June 30, 2010, the Bank had $1.9 million in one- to four family residential mortgage loans and home equity loans and lines of credit that were considered troubled debt restructures. At June 30, 2010, the Bank had $1.5 million in commercial real estate loans that were considered troubled debt restructures. At June 30, 2009, the Bank had $1.0 million in one- to four-residential real loans that were considered trouble debt restructures. The Bank had no such modified loans at June 30, 2008, 2007 or 2006.

Delinquent Loans. The following table sets forth loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For
	30-89 Days	90 Days and Over	Total Amount
(in thousands)	Amount	Amount
At June 30, 2010
Real estate loans:
One-to four family residential	$—	$446	$446
Commercial	1,290	—	1,290
Construction	—	—	—
Home equity loans and lines of credit	—	—	—
Commercial loans	—	—	—
Consumer loans	—	—	—

Total loans	$1,290	$446	$1,736

At June 30, 2009
Real estate loans:
One-to four family residential	$677	$483	$1,160
Commercial	—	—	—
Construction	—	—	—
Home equity loans and lines of credit	—	—	—
Commercial loans	—	—	—
Consumer loans	—	—	—

Total loans	$677	$483	$1,160

At June 30, 2008
Real estate loans:
One-to four family residential	$—	$315	$315
Commercial	359	—	359
Construction	—	—	—
Home equity loans and lines of credit	—	—	—
Commercial loans	—	—	—
Consumer loans	—	—	—

Total loans	$359	$315	$674

At June 30, 2007
Real estate loans:
One-to four family residential	$—	$—	$—
Commercial	368	181	549
Construction	—	—	—
Home equity loans and lines of credit	—	—	—
Commercial loans	62	74	136
Consumer loans	100	—	100

Total loans	$530	$255	$785

At June 30, 2006
Real estate loans:
One-to four family residential	$—	$—	$—
Commercial	185	—	185
Construction	—	—	—
Home equity loans and lines of credit	95	—	95
Commercial loans	550	—	550
Consumer loans	—	—	—

Total loans	$830	$—	$830

Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired it is recorded at estimated fair value at the date of foreclosure less the cost to sell, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions. Holding costs and declines in estimated fair value result in charges to expense after acquisition. At June 30, 2010 and June 30, 2009, the Bank had real estate owned of $193 thousand. At June 30, 2008, 2007, and 2006, the Bank had no real estate owned.

Classification of Assets. Various Bank policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets, or portions of assets, classified as Loss are those considered uncollectible and of such little value that their continuance as an asset is not warranted. Assets that do not expose the Bank to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are required to be designated as Special Mention.

The Bank maintains an allowance for loan losses at an amount estimated to equal all credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the statement of condition date. The Bank’s determination as to the classification of assets is subject to review by the Bank’s principal federal regulator, the OTS. The Bank regularly reviews the asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

The following table details classified assets, assets designated as special mention, and criticized assets as of June 30, 2010 and 2009.

	At June 30,
	2010	2009
	(In thousands)
Classified assets:
Substandard	$2,607	$3,608
Doubtful	—	—
Loss	—	—

Total classified assets	2,607	3,608
Special mention	6,200	7,495

Total criticized assets	$8,807	$11,103

Allowance for Loan Losses

The Bank provides for loan losses based upon the consistent application of the documented allowance for loan loss methodology. All loan losses are charged to the allowance for loan losses and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in Management’s judgment, deserve current recognition in estimating probable losses. Management regularly reviews the loan portfolio and makes provisions for loan losses in order to maintain the allowance for loan losses in accordance with GAAP. The allowance for loan losses consists primarily of two components:

(1)

specific allowances established for impaired loans (as defined by GAAP). The amount of impairment provided for as a specific allowance is represented by the deficiency, if any, between the estimated fair value of the loan, or the loan’s observable market price, if any, or the underlying collateral, if the loan is collateral dependent, and the carrying value of the loan. Impaired loans for which the estimated fair value of the loan, or the loan’s observable market price, or the fair value of the underlying collateral, if the loan is collateral dependent, exceeds the carrying value of the loan are not considered in establishing specific allowances for loan losses; and

(2)	general allowances established for loan losses on a portfolio basis for loans that do not meet the definition of impaired loans. The portfolio is grouped into similar risk characteristics, primarily loan type. The Bank applies an estimated loss rate to each loan group. The loss rates applied are based upon loss experience adjusted, as appropriate, for the environmental factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions.

Actual loan losses may be significantly more than the allowance for loan losses established, which could have a material negative effect on financial results.

The adjustments to historical loss experience are based on Management’s evaluation of several qualitative and environmental factors, including:

•	changes in any concentration of credit (including, but not limited to, concentrations by geography, industry, or collateral type);

•	changes in the number and amount of non-accrual loans, watch list loans, and past due loans;

•	changes in national, state, and local economic trends;

•	changes in the types of loans in the loan portfolio;

•	changes in the experience and ability of personnel and management in the loan origination and loan servicing departments;

•	changes in the value of underlying collateral for collateral dependent loans;

•	changes in lending strategies; and

•	changes in lending policies and procedures.

In addition, Management may establish an unallocated allowance to provide for probable losses that have been incurred as of the reporting date but are not reflected in the allocated allowance.

Historically, the Bank experienced limited loan losses and, therefore, relied on industry data to determine loss factors for calculating the allowance for loan losses. More recently, as the Bank has experienced increased loan losses, Management utilized the Bank’s historical loss experience in determining applicable portions of the allowance for loan losses. During the fiscal year ended June 30, 2009, the Bank adjusted its historical loss experience to reflect worsening economic conditions, as well as the increase in commercial business loans, each of which increased the required allowance for loan losses. See “—Comparison of Operating Results for the Fiscal Years Ended June 30, 2010 and 2009—Provision for Loan Losses.”

Management evaluates the allowance for loan losses based upon the combined total of the specific and general components. Generally, when the loan portfolio increases, absent other factors, the allowance for loan loss methodology results in a higher dollar amount of estimated probable losses than would be the case without the increase. Generally, when the loan portfolio decreases, absent other factors, the allowance for loan loss methodology results in a lower dollar amount of estimated probable losses than would be the case without the decrease.

Commercial real estate loans generally have greater credit risks compared to the one- to four-family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related business and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.

Commercial business loans generally have greater credit risks compared to the one- to four-family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on commercial business loans typically depends on the successful operation of the related business and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.

As discussed under “—Non-performing and Problem Assets—Classification of Assets,” the Bank had $2.6 million in loans classified as substandard at June 30, 2010 as compared to $3.6 million at June 30, 2009. All of these loans classified as substandard at June 30, 2010 were one- to four-family residential or commercial real estate loans that are collateral-dependent. Management reviewed these loans for impairment on an individual loan or relationship basis.

As of June 30, 2010, Management determined that all of the loans listed as substandard were both impaired and troubled debt restructures. Accordingly, a specific allowance for loan losses for these loans was provided. An analysis was completed for each of the loans listed as substandard according to the methodology described above in “Allowance for Loan Losses (1).” Based on this analysis, Management provided specific reserves of $614 thousand for these loans.

Generally, the Bank underwrites commercial real estate loans at a loan-to-value ratio of 75% or less, and residential real estate loans have an average loan-to-value ratio below 40%. Accordingly, in the event that a loan becomes past due, Management will conduct visual inspections of collateral properties and/or review publicly available information, such as online databases, to ascertain property values. The Bank may request a formal third party appraisal for various reasons including, but not limited to, age of previous appraisal, changes in market condition, and changes in borrower’s condition. For loans initially determined to be impaired loans, the Bank utilizes the ascertained or appraised property value in determining the appropriate specific allowance for loan losses attributable to a loan as described in “Allowance for Loan Losses (1).” In addition, changes in the appraised value of properties securing loans can result in an increase or decrease in the general allowance for loan losses as an adjustment to the historical loss experience due to qualitative and environmental factors, as described above.

The loan portfolio is evaluated on a quarterly basis and the allowance is adjusted accordingly. While the best information available is used to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the OTS will periodically review the allowance for loan losses. The OTS may require the Bank to recognize additions to the allowance based on their analysis of information available to them at the time of their examination.

The following table sets forth activity in the Company’s allowance for loan losses for the fiscal years indicated.

	At or for the Years Ended June 30,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Balance at beginning of the year	$1,167	$483	$609	$1,061	$1,261
Charge-offs:
Real estate loans:
One-to four family residential	1	39	—	—	—
Commercial	136	164	126	—	—
Construction	—	—	—	—	—
Home equity loans and lines of credit	571	—	—	—	—
Commercial loans	—	—	—	—	—
Consumer loans	—	—	—	—	—

Total charge-offs	708	203	126	—	—
Recoveries:
Real estate loans:
One-to four family residential	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Commercial loans	—	10	—	—	—
Consumer loans	—	—	—	—	—

Total recoveries	—	10	—	—	—
Net charge-offs	708	193	126	—	—
Provision	1,278	877	—	(452)	(200)

Balance at end of year	$1,737	$1,167	$483	$609	$1,061

Ratios:
Net charge-offs to average loans	0.26%	0.07%	0.04%	0.00%	0.00%
Allowance for loan losses to non-performing loans	389.46%	47.46%	153.33%	238.82%	0.00%
Allowance for loan losses to total loans	0.63%	0.41%	0.17%	0.20%	0.33%

For additional information with respect to the portions of the allowance for loan losses attributable to the Company’s loan classifications, see “Allocation of Allowance for Loan Losses.” For additional information with respect to non-performing loans and delinquent loans, see “—Non-performing and Problem Assets—Non-performing Assets” and “—Non-performing and Problem Assets—Non-performing Assets—Delinquent Loans.”

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category.

	At June 30,
	2010		2009		2008		2007		2006
	Allowance for Loan Losses	Percent of Loans in Each Cateogry to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Cateogry to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Cateogry to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Cateogry to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Cateogry to Total Loans
	(dollars in thousands)
Real estate loans:
One-to four family residential	$449	44.5%	$185	53.3%	$238	62.0%	$118	66.0%	$145	66.3%
Commercial	820	30.7	319	22.8	31	22.5	47	20.3	243	18.8
Construction	2	0.4	285	1.7	63	1.1	63	0.1	68	0.1
Home equity loans and lines of credit	175	15.0	18	14.3	42	12.4	56	12.1	55	12.7
Commercial loans	127	9.4	360	7.9	92	1.9	236	1.5	459	2.1
Consumer loans	—	—	—	—	5	0.1	2	—	2	—

Total allocated allowance	1,573	100.0	1,167	100.0	471	100.0	522	100.0	972	100.0
Unallocated	164	—	—	—	12	—	87	—	89	—

Total	$1,737	100.0%	$1,167	100.0%	$483	100.0%	$609	100.0%	$1,061	100.0%

The increase in the allowance is attributable to several factors. As discussed in “Allowance for Loan Losses,” the Bank had an increase in the amount of charge-offs during the year ended June 30, 2010 as compared to the year ended June 30, 2009 which had a negative impact on the historical factors used to calculate the Allowance for loan losses. The home equity loans and lines of credit charge-offs increased to $571 thousand at June 30, 2010 from zero at June 30, 2009. Total charge-offs increased to $708 thousand at June 30, 2010 from $203 thousand at June 30, 2009, an increase of $505 thousand.

At June 30, 2010 and 2009, the Bank had $3.4 million and $1.0 million of troubled debt restructures, respectively. Of the $3.4 million troubled debt restructured loans at June 30, 2010, $2.6 million were determined to be impaired. The Bank was required to increase specific reserves for the allocation for these loans. Management provided specific reserves of $614 thousand for these loans at June 30, 2010.

In addition, the Bank had an increase in commercial real estate loans during the year ended June 30, 2010 as compared to the year ended June 30, 2009, which are inherently more risky. Therefore, a higher relative percentage of the allowance is allocated to that portfolio. In addition, the Bank increased the unallocated portion of the allowance for loan losses.

Management of Market Risk

General. The Company’s most significant form of market risk is interest rate risk because, as a financial institution, the majority of the Company’s assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of the Company’s operations is to manage interest rate risk and limit the exposure of the net interest income to changes in market interest rates. The Company’s Board of Directors has established an Asset/Liability Management Committee, which is responsible for evaluating the interest rate risk inherent in the Company’s assets and liabilities, for determining the level of risk that is appropriate, given the Company’s business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

Historically, the Bank operated as a traditional thrift institution. Therefore, the significant majority of the assets consist of longer-term, fixed rate residential mortgage loans and mortgage backed securities, which were funded primarily with checking and savings accounts and short-term borrowings. In recent years, in an effort to decrease the Bank’s exposure to interest rate risk, the Bank sold long term (primarily 30 year), one- to four-family residential real estate loans and shifted the Bank’s focus to originating more commercial real estate loans and commercial business loans, which generally have shorter maturities than one- to four-family residential mortgage loans, and are usually originated with adjustable interest rates.

In addition to the above strategies with respect to the Bank’s lending activities, the Bank used the following strategies to reduce interest rate risk:

•	increasing personal and business checking accounts, which are less rate-sensitive than certificates of deposit and which provide a stable, low-cost source of funds;

•	repaying short-term borrowings; and

•	maintaining relatively high levels of capital.

In addition, changes in interest rates can affect the fair values of financial instruments. For additional information, see Note 19 in the accompanying Notes to the Consolidated Financial Statements.

Net Portfolio Value

The table below sets forth, as of June 30, 2010, the Bank’s internal calculation of the estimated changes in Net Portfolio Value (“NPV”), the difference between the present value of an institution’s assets and liabilities, that would result from the designated instantaneous changes in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3) (4)	Increase (Decrease) in NPV Ratio as a Percent of Present Value of Assets (bp) (3) (4)
+300	$83,229	$(6,199)	-6.9%	22.09%	(0.98)
+200	$85,971	$(3,457)	-3.9%	22.57%	(0.50)
+100	$88,530	$(898)	-1.0%	22.99%	(0.08)
0	$89,428	$—	0.0%	23.07%	—
-100	$88,878	$550	0.6%	22.89%	0.18

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in net portfolio value. Modeling changes in net portfolio value require making certain assumptions that may or may not reflect the manner in which actual yields and costs, or loan repayments and deposit decay, respond to changes in market interest rates. In this regard, the net portfolio value tables presented assume that the composition of interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net portfolio value tables provide an indication of the Bank’s interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. The Bank’s primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Atlanta, borrowings from the Federal Reserve Bank of Richmond, repurchase agreements, and maturities, principal repayments, and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank’s Asset/Liability Management Committee, under the direction of the Company’s Chief Financial Officer, is responsible for establishing and monitoring liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of the Bank’s customers, as well as, unanticipated contingencies. Management believes that the Bank has enough sources of liquidity to satisfy short- and long-term liquidity needs as of June 30, 2010.

The Bank regularly monitors and adjusts the investments in liquid assets based upon the assessment of:

(i)	expected loan demand;

(ii)	expected deposit flows and borrowing maturities;

(iii)	yields available on interest-earning deposits and securities; and

(iv)	the objectives of the Bank’s asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short-term securities and are also used to pay off short-term borrowings.

The most liquid assets are cash and cash equivalents. The level of these assets is dependent on the operating, financing, lending, and investing activities during any given period. At June 30, 2010, cash and cash equivalents totaled $36.0 million as compared to $33.7 million at June 30, 2009.

Cash flows are derived from operating activities, investing activities, and financing activities as reported in the Company’s Consolidated Statements of Cash Flows included in the Company’s Consolidated Financial Statements.

At June 30, 2010, the Bank had $69.8 million in loan commitments outstanding. At June 30, 2010 unfunded commitments under lines of credit, including letters of credit, were $40.5 million and commitments to grant loans were $29.3 million. Certificates of deposit due within one year of June 30, 2010 totaled $46.9 million. If these deposits do not remain with the Bank, the Bank may be required to seek other sources of funds, including loan sales, brokered deposits, repurchase agreements, Federal Home Loan Bank advances, and Federal Reserve Bank of Richmond borrowings. However, recently, the Bank has held cash in excess of funding needs because of increased prepayments on longer-term, one- to four-family residential real estate loans, resulting from refinancings with other financial institutions, and repayments on the Bank’s securities investments, which has enabled the Bank to lower deposit pricing and allow higher-cost brokered certificates of deposit to run off. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than it currently pays on certificates of deposit due on or before June 30, 2011. Management believes, however, based on historical experience and current market interest rates that the Bank will retain, upon maturity, a large portion of the certificates of deposit with maturities of one year or less as of June 30, 2010.

The Bank’s primary investing activity is loan origination. At June 30, 2010 and 2009, the Bank had $277.8 million and $284.6 million of loans, respectively. During these years, the Bank purchased $22.7 million and $12.3 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. The Bank experienced a net decrease in deposits of $11.1 million for the year ended June 30, 2010 compared to a net increase in total deposits of $28.3 million for the fiscal year ended June 30, 2009. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and the Bank’s local competition, and by other factors.

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond the Bank’s ability to generate funds internally, borrowing agreements exist with the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank of Richmond, which provide an additional source of funds. The Bank also utilizes securities sold under agreements to repurchase (with securities dealers and customers) as another borrowing source. Federal Home Loan Bank advances decreased by $19.6 million for the fiscal year ended June 30, 2010, compared to a decrease of $15.0 million for the fiscal year ended June 30, 2009. At June 30, 2010, the Bank had the ability to borrow up to an additional $46.3 million from the Federal Home Loan Bank of Atlanta and the ability to borrow from the Federal Reserve Bank of Richmond based upon pledging of securities. Securities sold under agreements to repurchase increased $1.5 million for the fiscal year ended June 30, 2010, compared to a decrease of $5.0 million for the fiscal year ended June 30, 2009.

OBA Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2010, OBA Bank exceeded all regulatory capital requirements. OBA Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation,” “Federal Banking Regulation,” “Capital Requirements,” and Note 15 of the accompanying Notes to the Consolidated Financial Statements.

The net proceeds from the stock offering have significantly increased the Company’s liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. The Company’s financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, the return on equity will be adversely affected following the stock offering.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, the Bank routinely is a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent the Company’s potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Bank. In addition, the Bank enters into commitments to sell mortgage loans. For additional information, see Note 13 of the accompanying Notes to the Consolidated Financial Statements.

Contractual Obligations. In the ordinary course of the Company’s operations, the Bank enters into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.

The following table summarizes the Company’s significant fixed and determinable contractual obligations and other funding needs by payment date at June 30, 2010. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

Contractual Obligations	One year or less	More than one year to three years	More than three years to five years	More than five years	Total
	(in thousands)
Long-term debt	$10,100	$7,500	$4,234	$15,000	$36,834
Operating leases	386	607	268	684	1,945
Certificate of deposit	46,870	24,229	3,951	—	75,050
Other long-term liabilities	—	5,000	—	—	5,000

Total	$57,356	$37,336	$8,453	$15,684	$118,829

Commitments to extend credit	$71,072	$—	$—	$—	$71,072

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

The effective date is at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. This update is not expected to have an impact on the Company’s consolidated financial statements.

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

The effective date is at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. This update is not expected to have an impact on the Company’s consolidated financial statements.

Accounting Standards Update 2010-06

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurement and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.

This Update requires new disclosures and clarifies some existing disclosure requirements about fair value measurements as set forth in Codification Subtopic 820-10.

ASU 2010-06 is effective for fiscal years beginning after December 15, 2009 and for interim periods within those fiscal years except the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This update did not and is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update 2010-20

In June 2010, the FASB issued Accounting Standards Update 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.

The update requires a greater level of disaggregated information about the credit quality of financing receivables and the allowance for credit losses. The amendment also requires disclosures of credit quality indicators, past due information, and modifications of financing receivables.

ASU 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

Impact of Inflation and Changing Prices

The Company’s consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP. U.S. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike industrial companies, the Company’s assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” above.

ITEM 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

OBA FINANCIAL SERVICES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

OBA Financial Services, Inc.

Germantown, Maryland

We have audited the accompanying consolidated Statements of Condition of OBA Financial Services, Inc. and subsidiary (the “Company”) as of June 30, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two year period ended June 30, 2010. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OBA Financial Services, Inc. and subsidiary as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the two year period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

ParenteBeard LLC

Syracuse, New York

September 27, 2010

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Condition

(In thousands, except share data)	June 30, 2010	June 30, 2009
Assets:
Cash and due from banks	$16,946	$5,937
Federal funds sold	19,100	27,720

Cash and cash equivalents	36,046	33,657
Interest bearing deposits with other banks	5,072	—
Securities available for sale	29,346	25,909
Securities held to maturity (fair value of $4,809)	4,637	—
Federal Home Loan Bank stock, at cost	3,883	3,883
Loans	277,835	284,626
Less: allowance for loan losses	1,737	1,167

Net loans	276,098	283,459
Premises and equipment, net	6,231	6,386
Bank owned life insurance	8,297	5,455
Other assets	4,485	3,612

Total assets	$374,095	$362,361

Liabilities:
Deposits:
Noninterest-bearing	$23,499	$16,649
Interest-bearing	209,942	227,887

Total deposits	233,441	244,536
Securities sold under agreements to repurchase	20,292	18,779
Federal Home Loan Bank advances	36,834	56,400
Advance payments from borrowers for taxes and insurance	2,262	2,424
Other liabilities	1,044	1,720

Total liabilities	293,873	323,859

Stockholders’ Equity:
Preferred stock (par value $.01); authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock (par value $.01); authorized 100,000,000 shares; issued and outstanding 4,628,750 and 0 shares at June 30, 2010 and June 30, 2009, respectively	46	—
Additional paid-in capital	44,759	—
Unearned ESOP shares	(3,610)	—
Retained earnings	38,284	38,994
Accumulated other comprehensive income (loss)	743	(492)

Total stockholders’ equity	80,222	38,502

Total liabilities and stockholders’ equity	$374,095	$362,361

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Operations

	Years Ended June 30,
(In thousands, except per share data)	2010	2009
Interest and Dividend Income:
Loans receivable, including fees	$14,636	$15,694
Investment securities:
Interest - taxable	1,293	1,575
Dividends	18	28
Federal funds sold	103	101

Total interest and dividend income	16,050	17,398

Interest Expense:
Deposits	3,593	5,568
Federal Home Loan Bank advances	2,087	2,990
Securities sold under agreements to repurchase	241	322

Total interest expense	5,921	8,880

Net interest income	10,129	8,518
Less provision for loan losses	1,278	877

Net interest income after provision for loan losses	8,851	7,641

Non-Interest Income (Loss):
Customer service fees	468	448
Loan servicing fees	49	54
Bank owned life insurance income	342	244
Impairment losses on investment securities:
Total other-than-temporary impairment losses	(512)	(2,390)
Non-credit losses (previously recognized) recognized in other comprehensive income before taxes	(1,370)	1,370

Net impairment losses recognized in income	(1,882)	(1,020)
Net gain on sale of securities	3	—
Net gain on sale of loans	60	41
Other non-interest income	91	144

Total non-interest income (loss)	(869)	(89)

Non-Interest Expense:
Salaries and employee benefits	5,009	4,293
Occupancy and equipment	1,492	1,584
Data processing	677	683
Directors’ fees	310	319
FDIC assessments	380	292
Debt prepayment penalty	—	237
Other non-interest expense	1,463	1,356

Total non-interest expense	9,331	8,764

Loss before income taxes	(1,349)	(1,212)
Income tax benefit	(639)	(552)

Net loss	$(710)	$(660)

Basic loss per share (1)	$(0.17)	N/A

Basic weighted average shares outstanding (1)	4,261,124	N/A

(1)	Calculated from the effective date of January 21, 2010 to June 30, 2010

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

Years Ended June 30, 2010 and 2009

(In thousands)	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, July 1, 2008	$—	$—	$—	$39,654	$(767)	$38,887
Comprehensive loss:
Net loss				(660)		(660)
Other comprehensive income (loss), net of tax:
Unrealized losses on debt securities for which a portion of impairment has been recognized in income, net of tax benefit of ($708)					(1,107)	(1,107)
Net unrealized gains on other available for sale securities, net of tax of $486					760	760
Reclassification adjustment for other-than- temporary impairment losses included in income, net of tax of $398					622	622

Total comprehensive loss						(385)

Balances, June 30, 2009	—	—	—	38,994	(492)	38,502
Comprehensive income:
Net loss				(710)		(710)
Other comprehensive income (loss), net of tax:
Unrealized losses on debt securities for which a portion of impairment has been recognized in income, net of tax benefit of ($199)					(313)	(313)
Net unrealized gains on other available for sale securities, net of tax of $256					402	402
Reclassification adjustment for other-than- temporary impairment losses included in income, net of tax of $734					1,148	1,148
Reclassification adjustment for gain on sales of investments, net of tax benefit of ($1)					(2)	(2)

Total comprehensive income						525
Issuance of 4,628,750 shares of common stock net of offering costs	46	44,752				44,798
Purchase of 370,300 ESOP shares			(3,703)			(3,703)
ESOP shares committed to be released (9,258 shares)		7	93			100

Balances, June 30, 2010	$46	$44,759	$(3,610)	$38,284	$743	$80,222

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended June 30,
(in thousands)	2010	2009
Operating Activities:
Net loss	$(710)	$(660)

Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	1,278	877
Depreciation and amortization of premises and equipment	540	520
Net (accretion) amortization of securities premiums and discounts	(7)	13
Net gains on sale of investment securities	(3)	—
Net impairment losses on investment securities	1,882	1,020
Proceeds from sales of loans held for sale	3,527	4,537
Originated loans held for sale	(3,467)	(4,496)
Net gains on sales of loans	(60)	(41)
Amortization of net deferred loan costs (fees)	6	(38)
Earnings on investment in bank-owned life insurance	(342)	(244)
ESOP expense	100	—
Amortization of mortgage servicing rights	4	25
Amortization of brokered deposit premiums	29	45
Deferred income tax expense (benefit)	157	(641)
Changes in other assets and liabilities, net	(2,528)	74

Total adjustments	1,116	1,651

Net cash provided by operating activities	406	991

Investing Activities:
Principal collections and maturities of securities available for sale	6,885	15,990
Principal collections and maturities of securities held to maturity	5,340	—
Proceeds from sales of securities available for sale	2,579	—
Purchases of securities available for sale	(12,743)	(12,256)
Purchases of securities held to maturity	(9,983)	—
Purchase of Federal Home Loan Bank Stock, net	—	(37)
Purchases of interest bearing deposits with other banks	(5,072)	—
Loan purchases	—	(8,946)
Loan principal collections less originations	6,077	14,451
Purchases of premises and equipment	(385)	(735)
Purchases of bank-owned life insurance	(2,500)	—

Net cash provided by (used in) investing activities	(9,802)	8,467

Financing Activities:
Net increase (decrease) in deposits	(11,095)	28,306
Net increase (decrease) in securities sold under agreements to repurchase	1,513	(5,030)
Proceeds from advances from the FHLB	4,300	—
Repayment of advances from the FHLB	(23,866)	(15,000)
Net decrease in advance payments from borrowers for taxes and insurance	(162)	(221)
Proceeds from issuance of common stock, net of offering costs	41,095	—

Net cash provided by financing activities	11,785	8,055

Increase in cash and cash equivalents	2,389	17,513
Cash and cash equivalents at beginning of period	33,657	16,144

Cash and cash equivalents at end of period	$36,046	$33,657

Supplemental Disclosures:
Interest paid	$6,108	$9,003
Income taxes paid	81	315
Non cash investing activities:
Loans transferred to foreclosed assets	—	193
Non cash financing activities:

During January 2010, the Company loaned $3.7 million to the Employee Stock Ownership Plan, which was used to acquire 370,300 shares of the Company’s stock. The loan is secured by the shares purchased and is shown as unearned ESOP shares in the consolidated statement of condition.

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

Note 1 - Organization and Nature of Operations

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

On January 21, 2010, OBA Bancorp, MHC completed its plan of conversion and reorganization from a mutual holding company to a stock holding company. In accordance with the plan, OBA Bancorp, MHC and OBA Bancorp, Inc. ceased to exist as separate legal entities and a stock holding company, OBA Financial Services, Inc. (of which OBA Bank became a wholly owned subsidiary) sold and issued shares of capital stock to eligible depositors of OBA Bank. A total of 4,628,750 shares were issued in the conversion at $10 per share, raising $46.3 million of gross proceeds. Approximately $1.5 million in stock offering costs have been offset against the gross proceeds. The OBA Financial Services, Inc.’s common stock began trading on the NASDAQ Capital Market under the symbol “OBAF” on January 22, 2010.

In accordance with Office of Thrift Supervision (“OTS”) regulations, at the time of the conversion from a mutual holding company to a stock holding company, OBA Bank substantially restricted retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

The Bank is a community-oriented savings institution, providing a variety of financial services to individuals and small businesses through its offices in Maryland and Washington, D.C. Its primary deposits are demand and time certificate accounts and its primary lending products are residential and commercial mortgage loans.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of OBA Financial Services, Inc. and OBA Bank. These entities are collectively referred to as the (“Company”) in the following notes to consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Statement of Condition and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly sensitive to significant change in the near term relates to the determination of the allowance for loan losses.

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements—Continued

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within the Washington, D.C. metropolitan region of the country. Note 5 discusses the types of securities in which the Company has invested. Note 6 discusses the types of lending engaged in by the Company. The Company does not have any significant concentrations in any one industry or customer.

Cash and Cash Equivalents

For the purposes of the statements of cash flows, cash and cash equivalents include cash on hand, balances due from banks and federal funds sold, all of which mature within 90 days. The Company may invest in certain debt securities with original maturities of 90 days or less which are generally used to secure securities sold under agreements to repurchase. Such securities are classified as investments in the accompanying Statements of Condition.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

When the fair value of a held to maturity or available for sale security is less than its amortized cost basis, an assessment is made at the statement of condition date as to whether other-than-temporary impairment (“OTTI”) is present.

The Company considers numerous factors when determining whether a potential OTTI exists and the period over which the debt security is expected to recover. The principal factors considered are (1) the length of time and the extent to which the fair value has been less than the amortized cost basis, (2) the financial condition of the issuer (and guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments, (4) changes to the rating of a security by a rating agency, and (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

For debt securities, OTTI is considered to have occurred if (1) the Company intends to sell the security, (2) it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, or (3) if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. In determining the present value of expected cash flows, the Company discounts the expected cash flows at the effective interest rate implicit in the security at the date of acquisition or, for debt securities that are beneficial interests in securitized financial assets, at the current rate used to accrete the beneficial interest. In estimating cash flows expected to be collected, the Company uses available information with respect to security prepayment speeds, expected default rates and severity, whether subordinated interests, if any, are capable of absorbing estimated losses and the value of any underlying collateral.

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

For debt securities, credit-related OTTI is recognized in income while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (OCI). Credit related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis. Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized. For securities classified as held to maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods. For equity securities, the entire amount of OTTI is recognized in income.

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements—Continued

Interest and dividend income is recognized when earned. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (FHLB) to hold stock of its district FHLB according to a predefined formula. FHLB stock represents the required investment in the common stock of the FHLB of Atlanta and is carried at cost. FHLB stock ownership is restricted and the stock can be sold only to the FHLB or to another member institution at its par value per share.

The Company evaluates the FHLB stock for impairment. The Company’s determination of whether this investment is impaired is based on an assessment of the ultimate recoverability of its cost rather than by recognizing temporary declines in value. The determination of whether a decline in value affects the ultimate recoverability of its cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

For additional information, see Note 4 of these Notes to the Consolidated Financial Statements.

Loans Held for Sale

Loans held for sale are stated at the lower of aggregate cost or fair value. Net fees and costs of originating loans held for sale are deferred and are included in the basis for determining the gain or loss on sales of loans. There were no loans held for sale at June 30, 2010 and 2009.

Loans Receivable

The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans in the Maryland, Virginia, and Washington, D.C. areas. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances net of the allowance for loan losses, and net deferred costs on originated loans. Interest income is accrued on the unpaid principal balance as earned. Direct loan origination costs, net of certain origination fees, are deferred and recognized as an adjustment of the related loan yield using the interest method over the contractual term of the loan, adjusted for actual prepayments. Net unamortized costs on loans paid in full are recognized as a component of interest income.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Consumer loans are typically charged-off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements—Continued

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis and is based upon periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. Specific allowances are established for impaired loans. The amount of impairment provided for as a specific allowance is represented by the deficiency, if any, between the estimated fair value of the loan, or the loan’s observable market price, if any, or the underlying collateral, if the loan is collateral dependent, and the carrying value of the loan. Impaired loans for which the estimated fair value of the loan, or the loan’s observable market price or the fair value of the underlying collateral, if the loan is collateral dependent, exceeds the carrying value of the loan are not considered in establishing specific allowances for loan losses.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The Company determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loans obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures unless the loan has been subject to a troubled debt restructure.

General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired. The portfolio is grouped into similar risk characteristics, primarily loan type. The Company applies an estimated loss rate to each loan group. The loss rates applied are based upon its loss experience adjusted, as appropriate, for environmental factors.

The Company maintains the allowance for loan losses at a level considered adequate to provide for losses inherent in the loan portfolio. While the Company utilizes available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions, particularly in the Washington, D.C. area including surrounding counties in the states of Maryland and Virginia. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Actual loan losses may be significantly more than the allowance for loan losses the Company has established, which could have a material negative effect on its consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements—Continued

Servicing

Servicing assets are recognized as separate assets when rights are acquired through sale of financial assets. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit. Such financial instruments are recorded when they are funded.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosures are held for sale and are initially recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by the Company and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. Foreclosed assets amounted to $193,000 at June 30, 2010 and June 30, 2009 and are included in other assets.

Premises and Equipment

Land is carried at cost. Buildings, leasehold improvements and equipment are carried at cost, less accumulated depreciation and amortization computed on the straight-line method over the estimated useful lives of the assets or the expected terms of the leases, if shorter. Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured. Estimated useful lives are 20 to 40 years for buildings, 5 to 10 years for leasehold improvements and 5 years for equipment.

Bank Owned Life Insurance

The Company invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Company on a chosen group of employees. The Company is the owner and beneficiary of the life insurance policies, and as such, the investment is carried at the cash surrender value of the underlying policies. Income from the increase in cash surrender value of the policies is included in noninterest income in the statements of operations.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements—Continued

Advertising Costs

Advertising costs are expensed as incurred. For the years ended June 30, 2010 and 2009, advertising expense was $79 thousand and $74 thousand, respectively.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. The liability method gives current recognition to changes in tax rates and laws.

OBA Financial Services, Inc. has entered into a tax sharing agreement with OBA Bank. The agreement provides that OBA Financial Services, Inc. will file a consolidated federal tax return and a consolidated Washington D.C. tax return, and that the tax liability shall be apportioned among the entities as would be computed if each entity had filed a separate return. According to Maryland tax law, OBA Financial Services, Inc. and OBA Bank file separate Maryland state tax returns.

Reclassifications

Certain amounts in the 2009 financial statements have been reclassified to conform with the 2010 presentation.

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

The components of other comprehensive income and related tax effects are as follows:

	Years Ended June 30,
	2010	2009
	(In thousands)
Unrealized losses on debt securities for which a portion of impairment has been recognized in income	$(512)	$(1,815)
Unrealized gains on other available for sale securities	658	1,246
Reclassification adjustment for OTTI losses included in income	1,882	1,020
Reclassification adjustment for gain on sale of investments	(3)	—

Net unrealized gains	2,025	451
Tax effect	790	176

Net of tax amount	$1,235	$275

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements—Continued

Accumulated other comprehensive income (loss) consists of the following:

	June 30,
	2010	2009
	(In thousands)
Unrealized gains (losses) on available for sale securities	$1,218	$(806)
Tax effect	(475)	314

Total	$743	$(492)

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

The effective date is at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. This update is not expected to have an impact on the Company’s consolidated financial statements.

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

The effective date is at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. This update is not expected to have an impact on the Company’s consolidated financial statements.

Accounting Standards Update 2010-06

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurement and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.

This Update requires new disclosures and clarifies some existing disclosure requirements about fair value measurements as set forth in Codification Subtopic 820-10.

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements—Continued

ASU 2010-06 is effective for fiscal years beginning after December 15, 2009 and for interim periods within those fiscal years except the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This update did not and is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update 2010-20

In June 2010, the FASB issued Accounting Standards Update 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.

The update requires a greater level of disaggregated information about the credit quality of financing receivables and the allowance for credit losses. The amendment also requires disclosures of credit quality indicators, past due information, and modifications of financing receivables.

ASU 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010. The Company does not expect the adoption of this amendment to have a significant impact on its consolidated financial statements.

Note 3 - Restrictions on Cash and Amounts Due From Banks

The Company is required to maintain average reserve balances on hand or with the Federal Reserve Bank. At June 30, 2010 and 2009, these reserve balances amounted to $4.1 million and $2.5 million, respectively.

Note 4 - Federal Home Loan Bank Stock

The FHLB of Atlanta had experienced higher levels of OTTI in its investment portfolio, primarily on private label mortgage-backed securities, which had adversely impacted its operating results and capital and raised concerns about whether its capital levels could be reduced below regulatory requirements.

As of June 30, 2010, the FHLB of Atlanta was in compliance with all of its regulatory capital requirements. Total regulatory capital-to-assets ratio was 6.65%, exceeding the minimum 4.00% requirement and its risk-based capital was $9.4 billion, which is $7.1 billion in excess of the $2.2 billion required.

The Company believes the FHLB of Atlanta’s operating results and capital levels will continue to improve as conditions in the housing industry and economy improve. In addition, the Company believes that the FHLB of Atlanta has met all payment commitments required by law or regulation and that there has been no significant legislative and regulatory changes impacting its customer base.

The Company has the intent and ability to hold the FHLB of Atlanta stock for the amount of time necessary to recover its investment and, based on its evaluation, believes the stock is not impaired at June 30, 2010.

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements—Continued

Note 5 - Securities

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Noncredit OTTI	Other
	(In thousands)
June 30, 2010
Securities available for sale:
Debt Securities:
Residential mortgage-backed securities (1)	$27,944	$1,243	$—	$—	$29,187
Trust preferred securities	135	—	—	(26)	109

Total debt securities available for sale	28,079	1,243	—	(26)	29,296
Equity Securities	50	—	—	—	50

Total securities available for sale	28,129	1,243	—	(26)	29,346

Securities held to maturity:
Debt Securities:
Residential mortgage-backed securities (1)	4,637	172	—	—	4,809

Total debt securities held to maturity	4,637	172	—	—	4,809

Total investment securities	$32,766	$1,415	$—	$(26)	$34,155

June 30, 2009
Securities available for sale:
Debt Securities:
Residential mortgage-backed securities (1)	$24,525	$657	$—	$—	$25,182
Trust preferred securities	2,140	—	(1,370)	(93)	677

Total debt securities available for sale	26,665	657	(1,370)	(93)	25,859
Equity Securities	50	—	—	—	50

Total securities available for sale	$26,715	$657	$(1,370)	$(93)	$25,909

(1)

All residential mortgage-backed securities were issued by United States government agencies including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation or Government National Mortgage Association. The Company had no private label residential mortgage-backed securities at June 30, 2010 and 2009 or during the years then ended.

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2010 follows:

	Available for sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due after ten years	$135	$109	$—	$—
Residential mortgage-backed securities	27,944	29,187	4,637	4,809

Total	$28,079	$29,296	$4,637	$4,809

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements—Continued

At June 30, 2010 and 2009, the carrying amount of securities pledged to secure repurchase agreements was $22.3 million and $22.7 million, respectively.

The Company determined that unrealized losses on two trust preferred securities (PreTSL VII and PreTSL VIII) were other-than-temporary resulting in credit related charges to income of $1.0 million for the year ended June 30, 2009 and non-credit related losses of $1.4 million (pre-tax) were included in accumulated other comprehensive loss as the Company did not intend to sell the securities and believed it was not more likely than not that the Company would not be required to sell the securities.

During the year ended June 30, 2010, the Company re-evaluated its intent with regard to the two bank and bank holding company backed pooled trust preferred securities. Due to the continued deterioration in the financial condition of some issuers, lack of improvement in the securities’ liquidity, the amount of management’s time and related costs of monitoring, valuing and accounting for the securities and tax related considerations, the Company decided to sell the securities. As a result of this decision, the Company recorded an other-than-temporary impairment charge of $1.9 million for the year ended June 30, 2010. The other-than-temporary impairment charge was based on the amount of the amortized cost of the securities in excess of the subsequent sale proceeds of $97,000.

The Company received proceeds of $2.6 million for the sale of securities available for sale in the fiscal year ended June 30, 2010, resulting in gross realized gains of $3,000. In addition to the aforementioned sale of pooled trust preferred securities, the Company sold one U.S. government-sponsored mortgage-backed security. There were no sales of securities in the year ended June 30, 2009.

Information pertaining to securities with gross unrealized losses at June 30, 2010 and 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or More		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2010
Trust preferred securities	$—	$—	$26	$109	$26	$109
June 30, 2009
Trust preferred securities	$—	$—	$1,463	$677	$1,463	$677

At June 30, 2010, the Company’s sole trust preferred security is a variable rate pool of trust preferred securities issued by insurance companies or their holding companies. This position in the trust preferred security is immaterial. The decline in the fair value of this security has been caused by (1) collateral deterioration due to failures and credit concerns across the financial services sector, (2) the widening of credit spreads for asset-backed securities, and (3) general illiquidity and, as a result, inactivity in the market for these securities. The unrealized loss in the table above was not recognized in income as the Company believes the present value of expected cash flows is sufficient to recover the entire amortized cost basis.

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements—Continued

The following table presents a summary of cumulative credit losses related to other-than-temporary impairment charges recognized in income for trust preferred securities:

	Years Ended June 30,
(In thousands)	2010	2009
Beginning balance of cumulative credit losses	$1,020	$—
Additions to credit losses recorded on securities	550	1,020
Reduction for securities sold	(1,570)	—

Ending balance of cumulative credit losses	$—	$1,020

Note 6 - Loans Receivable

A summary of the balances of loans receivable follows:

	June 30,
	2010	2009
	(In thousands)
Real estate loans:
One-to four family residential	$123,452	$151,468
Commercial	85,423	64,930
Construction	1,071	4,935
Home equity loans and lines of credit	41,655	40,812
Commercial loans	26,234	22,481

Total loans	277,835	284,626
Allowance for loan losses	(1,737)	(1,167)

Total loans, net	$276,098	$283,459

An analysis of the allowance for loan losses follows:

	Years Ended June 30,
	2010	2009
	(In thousands)
Balance at beginning of year	$1,167	$483
Provision for loan losses	1,278	877
Loans charged-off	(708)	(203)
Recoveries	—	10

Balance at end of year	$1,737	$1,167

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements—Continued

The following is a summary of information pertaining to impaired loans:

	June 30,
	2010	2009
	(In thousands)
Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	2,607	1,976

Total impaired loans	$2,607	$1,976

Valuation allowance related to impaired loans	$614	$296
Average investment in impaired loans	$2,291	$1,928

The Company had $446 thousand and $2.5 million in nonaccrual loans at June 30, 2010 and 2009, respectively.

The Company had $1.7 million in loans that were past due at June 30, 2010. At June 30, 2010, the Company had $446 thousand past due 90 days or more and $1.3 million past due 30 to 89 days. The Company had no loans past due 90 days or more, on which interest was still accruing as of June 30, 2010 and 2009. Interest recognized using the cash basis on nonaccrual loans during the years ended June 30, 2010 and 2009 was $12 thousand and $14 thousand, respectively. Interest of $49 thousand and $14 thousand was not recognized as interest income due to non-accrual status of loans during the years ended June 30, 2010 and 2009, respectively.

Note 7 - Servicing

Loans serviced for others and advances from borrowers for taxes and insurance related to those loans are not included in the accompanying statement of condition. The unpaid principal balances of loans serviced for others were $19.6 million and $20.6 million at June 30, 2010 and 2009, respectively. Advances from borrowers for taxes and insurance related to loans serviced for others amounted to $496 thousand and $504 thousand, respectively, at June 30, 2010 and 2009.

The following summarizes the activity pertaining to mortgage servicing rights:

	Years Ended June 30,
	2010	2009
	(In thousands)
Balance at beginning of year	$42	$50
Amounts capitalized on loans sold	25	76
Amortization	(4)	(25)
Sales	—	(59)

Balance at end of year	$63	$42

At June 30, 2010 and 2009, the Company had no valuation allowances related to mortgage servicing rights.

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements—Continued

Note 8 - Premises and Equipment

A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

	June 30,
	2010	2009
	(In thousands)
Premises:
Land	$971	$971
Office buildings	5,551	5,551
Leasehold improvements	1,151	1,044
Equipment	1,911	1,678
Leasehold improvements and equipment in process	91	47

Total premises and equipment	9,675	9,291
Accumulated depreciation and amortization	(3,444)	(2,905)

Total premises and equipment, net	$6,231	$6,386

Pursuant to the terms of non-cancelable lease agreements in effect at June 30, 2010, pertaining to premises and equipment, future minimum rent commitments under various operating leases are as follows (in thousands):

Years ending June 30:
2011	$386
2012	346
2013	261
2014	129
2015	139
Thereafter	684

Total	$1,945

The leases contain options to extend for a period of 5 years. The cost of such rentals is not included above. Total rent expense for the years ended June 30, 2010 and 2009 amounted to $341 thousand and $453 thousand, respectively.

The Company leases portions of its Germantown, Maryland office building to unrelated parties. Future minimum rental income for these noncancelable leases is as follows (in thousands):

Years ending June 30:
2011	$41
2012	36
2013	18
2014	19
2015	20
Thereafter	90

Total	$224

Rental income from the leases for the years ended June 30, 2010 and 2009 was $58 thousand and $47 thousand, respectively.

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements—Continued

Note 9 - Deposits

Deposits were comprised of the following:

	June 30,
	2010	2009
	(In thousands)
Non-interest bearing demand	$23,499	$16,649
Interest bearing checking	63,145	55,055
Money market deposits	65,515	61,694
Savings	6,232	5,954
Time certificates of deposit	75,050	105,184

Total deposits	$233,441	$244,536

The aggregate amount of time certificates of deposit in denominations of $100 thousand or more at June 30, 2010 and 2009 was $31.2 million and $61.9 million, respectively. Accounts in the Bank are insured by the FDIC, generally up to a maximum of $250 thousand per separately insured depositor.

At June 30, 2010, the scheduled maturities of time deposits are as follows (in thousands):

Years ending June 30:
2011	$46,870
2012	22,846
2013	1,383
2014	3,722
2015	229

Total	$75,050

A summary of interest expense on deposits is as follows:

	Years Ended June 30,
	2010	2009
	(In thousands)
Interest bearing checking	$418	$438
Money market deposits	546	933
Savings and escrow	34	50
Time certificates of deposit	2,595	4,147

Balance at end of year	$3,593	$5,568

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements—Continued

Note 10 - Federal Home Loan Bank Advances

The Company has a credit line with the Federal Home Loan Bank of Atlanta, with a maximum borrowing limit of 35% of the Bank’s total assets, as determined on a quarterly basis. The maximum borrowing availability is also limited to 70% of the unpaid principal balance of qualifying one to four family first residential mortgage loans. The Federal Home Loan Bank of Atlanta has a blanket floating lien on the Company’s residential mortgage loan portfolio and Federal Home Loan Bank stock as collateral for the outstanding advances.

At June 30, 2010, the contractual maturities of advances are as follows (in thousands):

Years ending June 30:
2011	$10,100
2012	2,500
2013	5,000
2014	—
2015	4,234
Thereafter	15,000

Total	$36,834

At June 30, 2010 and 2009, interest rates on advances ranged from 2.52% to 5.62% and from 1.42% to 5.82%, respectively. At June 30, 2010 and 2009, the weighted average interest rate on advances was 4.17% and 4.21%, respectively.

At June 30, 2010, the Company had available additional unused Federal Home Loan Bank advances of approximately $46.3 million.

Note 11 - Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The repurchase agreements are secured by designated investment securities of the Company. The investment securities related to the repurchase agreements are under the control of the Company.

On March 17, 2008, the Company sold securities under an agreement to repurchase for $5.0 million, which is outstanding at June 30, 2010 and 2009. The stated repurchase date is March 17, 2013; however, the buyer has the option to terminate the transaction on March 17, 2011. The interest rate on the repurchase agreement is 3.23% less a rate adjustment based on the three month LIBOR minus 3.35% (the rate adjustment and the adjusted interest rate cannot be less than 0%) through March 16, 2011 and 3.23% from March 17, 2011 to March 17, 2013. At June 30, 2010 and 2009, the interest rate in effect was 3.23%. The repurchase agreement contains margin requirements which may require the Company to deliver additional securities or cash to the buyer should the repurchase obligation exceed 90% of the market value of the securities sold.

Other repurchase agreements generally mature within one day from the transaction date and have a weighted average interest rate of 0.59% and 0.67% at June 30, 2010 and 2009, respectively.

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements—Continued

Note 12 - Income Taxes

The income tax benefit consisted of the following components:

	Years Ended June 30,
	2010	2009
	(In thousands)
Federal:
Current (refundable)	$(720)	$67
Deferred (benefit)	216	(516)

Total Federal	(504)	(449)

State:
Current (refundable)	(76)	22
Deferred benefit	(59)	(125)

Total State	(135)	(103)

Total income taxes	$(639)	$(552)

A reconciliation of the statutory income tax at a rate of 34% to the income tax benefit included in the statements of operations is as follows:

	Years Ended June 30,
	2010	2009
Federal income tax benefit	(34.0)%	(34.0)%
Bank owned life insurance income	(8.7)	(6.8)
State tax benefit, net of federal tax effect	(6.6)	(5.6)
Other	1.9	0.9

Effective income tax rate	(47.4)%	(45.5)%

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements—Continued

The components of the net deferred tax asset are as follows:

	June 30,
	2010	2009
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$679	$455
Unrealized losses on available for sale securities	—	314
Other than temporary impairment loss included in income	—	378
Other	199	241

Total deferred tax assets	878	1,388

Deferred tax liabilities:
Unrealized gains on available for sale securities	(475)	—
Depreciation	(243)	(308)
Other	(104)	(78)

Total deferred tax liabilities	(822)	(386)

Net deferred tax asset	$56	$1,002

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not the benefits of these deductible differences will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. There was no valuation allowance for deferred tax assets as of June 30, 2010 and 2009.

As of June 30, 2010, the Company did not have any uncertain tax positions. Interest and penalties associated with tax liabilities would be classified as additional income taxes in the statement of operations. As of June 30, 2010, tax years ended June 30, 2007 through June 30, 2010 remain open and are subject to Federal and State taxing authority examination.

Note 13 - Off Balance Sheet Activities

The Company is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to grant loans, unfunded commitments under lines of credit and letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of condition.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements—Continued

The following financial instruments were outstanding whose contract amounts represent credit risk:

	June 30,
	2010	2009
	(In thousands)
Commitments to grant loans	$21,733	$14,438
Unfunded commitments under lines of credit	48,675	42,918
Letters of credit	664	138

Total	$71,072	$57,494

Fixed and variable rate commitments to grant loans were $1.1 million and $20.6 million, respectively, at June 30, 2010.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer. Collateral consists primarily of real estate.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and similar transactions. The terms of the letters of credit vary and may have renewal features. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments for which collateral is deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability at June 30, 2010 and 2009 for guarantees under letters of credit issued is not material.

The Company has not been required to perform on any financial guarantees and has not incurred any losses on its commitments, during the past two years.

Note 14 - Legal Contingencies

Various legal claims arise from time to time in the normal course of business, which in the opinion of management, will not have a material effect on the Company’s consolidated financial statements.

Note 15 - Regulatory Matters and Capital Requirements

Federal banking regulations place certain restrictions on dividends paid to OBA Financial Services, Inc. by the Bank, and loans or advances made by the Bank to OBA Financial Services, Inc. The total amount of dividends which may be paid at any date is generally limited to retained net income of the Bank for the current and preceding two years. Loans and advances are limited to 10% of the Bank’s capital and surplus on a secured basis.

Based on the Bank’s retained net income, at June 30, 2010, the Bank’s retained earnings available for the payment of dividends was zero. Funds available for loans or advances amounted to approximately $5.9 million at June 30, 2009.

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements—Continued

In addition, the payment of dividends by the Bank would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below minimum capital requirements or if the dividends would reduce equity capital below the required liquidation account amount previously discussed in Note 1.

OBA Financial Services, Inc. ability to pay dividends is dependent on the Bank’s ability to pay dividends to OBA Financial Services, Inc.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk weighted assets, core capital to adjusted tangible assets and tangible capital to tangible assets. Management believes, as of June 30, 2010, the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2010, the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of June 30, 2010 and 2009 are presented in the table below.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010:
Total capital (to risk weighted assets)	$58,995	25.44%	$18,549	8.00%	$23,186	10.00%
Tier 1 capital (to risk weighted assets)	57,258	24.69	9,274	4.00	13,912	6.00
Core capital (to adjusted tangible assets)	57,258	15.36	14,915	4.00	18,644	5.00
Tangible capital (to adjusted tangible assets)	57,258	15.36	7,458	2.00	NA	NA
As of June 30, 2009:
Total capital (to risk weighted assets)	$40,124	17.34%	$18,510	8.00%	$23,138	10.00%
Tier 1 capital (to risk weighted assets)	38,957	16.84	9,255	4.00	13,883	6.00
Core capital (to adjusted tangible assets)	38,957	10.73	14,527	4.00	18,158	5.00
Tangible capital (to adjusted tangible assets)	38,957	10.73	7,263	2.00	NA	NA

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements—Continued

The following table presents a reconciliation of the Company’s consolidated equity as determined using U.S. GAAP and the Bank’s regulatory capital amounts:

	June 30,
	2010	2009
	(In thousands)
Consolidated GAAP equity	$80,222	$38,502
Consolidated equity in excess of Bank equity	(22,219)	(35)

Bank GAAP equity	58,003	38,467
Accumulated other comprehensive (income) loss, net of tax	(743)	492
Intangible asset	(2)	(2)

Tangible capital, core capital and Tier I risk-based capital	57,258	38,957
Allowance for loan losses	1,737	1,167

Total risk-based capital	$58,995	$40,124

Note 16 - Employee Benefit Plan

The Company has a 401(k) Plan in which substantially all employees participate. Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 3% of all eligible employees’ compensation under the Plan’s safe harbor provisions plus 50% of the first 4% of an employee’s compensation contributed to the Plan. The Company may also make additional discretionary contributions up to 15% of an employee’s annual compensation. Company contributions vest to the employee over a five-year period. Company contributions are reduced by any forfeitures. For the years ended June 30, 2010 and 2009, expense attributable to the Plan amounted to $122 thousand and $102 thousand, respectively

Note 17 - Employee Stock Ownership Plan

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

Shares purchased by the ESOP will be held by a trustee in an unallocated suspense account, and shares will be released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, OBA Bank reports compensation expense based on the average fair value of shares committed to be released with a corresponding credit to stockholders’ equity. Compensation expense recognized for the year ended June 30, 2010 amounted to $100 thousand.

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements—Continued

Shares held by the ESOP trust at June 30, 2010 were as follows:

Shares committed to be released	9,258
Unearned shares	361,042

Total ESOP shares	370,300

Fair value of unearned shares, in thousands	$4,018

Note 18 - Earnings Per Share

Basic earnings per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. The Company had no dilutive potential common shares for the year ended June 30, 2010. Because the mutual to stock conversion was not completed until January 21, 2010, per share earnings data is not presented for the year ended June 30, 2009. The basic loss for common share for 2010 is determined as follows:

(Dollars in thousands, except per share data)
Net loss	$(710)

Weighted average common shares outstanding (1)	4,261,124

Loss per common share, basic (1)	$(0.17)

(1)	Calculated from the effective date of January 21, 2010 to June 30, 2010.

Note 19 - Related Party Transactions

In the ordinary course of business, the Company has granted loans to executive officers and directors and their affiliates amounting to $226 thousand and $273 thousand at June 30, 2010 and 2009, respectively. During the year ended June 30, 2010, there were no principal additions and total principal payments were $47 thousand.

Deposits from related parties held by the Company at June 30, 2010 and 2009 amounted to $752 thousand and $787 thousand, respectively.

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements—Continued

Note 20 - Fair Value

Management uses its best judgment in estimating the fair value of the Company’s assets and liabilities; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all assets and liabilities, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these assets and liabilities subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

A fair value hierarchy that prioritizes the inputs to valuation methods is used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2010 and 2009 are as follows:

(In thousands)
Description	June 30, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Securities available for sale	$29,346	$—	$29,237	$109

Description	June 30, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Securities available for sale	$25,909	$—	$25,232	$677

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements—Continued

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For the Years Ended June 30,
(In thousands)	2010	2009
Beginning balance	$677	$2,620
Principal repayments	(27)	(55)
Sale of securities	(97)	—
Unrealized losses included in non-interest income (loss)	(1,882)	(1,020)
Portion of unrealized losses previously included in other comprehensive income	1,370	—
Unrealized gains (losses) included in other comprehensive income	68	(868)

Ending balance	$109	$677

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2010 and 2009 are as follows:

(In thousands)
Description	June 30, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$1,993	$—	$—	$1,993

Foreclosed assets	$193	$—	$—	$193

Description	June 30, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$1,680	$—	$—	$1,680

Foreclosed assets	$193	$—	$—	$193

The methods and assumptions used to estimate the fair values included in the above tables are included in the disclosures that follow.

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements—Continued

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2010 and 2009:

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

Loans Receivable (Carried at Cost)

The fair values of loans are estimated using discounted cash flow analyses, using market rates at the statement of condition date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value of real estate collateral is generally determined based upon independent third-party appraisals of the properties, which consider sales prices of similar properties in the proximate vicinity or by discounting expected cash flows from the properties by an appropriate risk adjusted discount rate. Fair value of collateral other than real estate is based on an estimate of the liquidation proceeds. Impaired loans are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances net of a valuation allowance.

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements—Continued

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

Mortgage Servicing Rights (Carried at Lower of Cost or Fair Value)

At origination, the Company estimates the fair value of mortgage servicing rights at 1% of the principal balances of loans sold and amortizes that amount over the estimated period of servicing revenues or charges the entire amount to income upon prepayment of the related loan. Due to the small size of the balance of mortgage servicing rights at June 30, 2010 and 2009, the Company did not perform any further analysis or estimate of their fair values. Therefore, the Company has disclosed that the carrying amounts of mortgage servicing rights approximate fair value.

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

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements—Continued

The estimated fair values of the Company’s financial instruments were as follows:

	June 30, 2010		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$36,046	$36,046	$33,657	$33,657
Interest bearing deposits with other banks	5,072	5,072	—	—
Securities available for sale	29,346	29,346	25,909	25,909
Securities held to maturity	4,637	4,809	—	—
Federal Home Loan Bank stock	3,883	3,883	3,883	3,883
Loans receivable, net	276,098	283,876	283,459	285,425
Accrued interest receivable	1,206	1,206	1,214	1,214
Mortgage servicing rights	63	63	42	42
Financial liabilities:
Deposits	233,441	235,186	244,536	247,102
Securities sold under agreements to repurchase	20,292	20,539	18,779	18,851
Federal Home Loan Bank Advances	36,834	39,929	56,400	59,585
Accrued interest payable	241	241	428	428
Off-Balance sheet financial instruments	—	—	—	—

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements—Continued

Note 21 - Parent Company Only Financial Information

Presented below are the condensed balance sheets, statements of operations and statements of cash flows for OBA Financial Services, Inc.

CONDENSED BALANCE SHEETS

	June 30, 2010	June 30, 2009
	(In thousands)
Assets:
Cash and due from bank	$18,400	$15
Note receivable ESOP	3,703	—
Investment in bank subsidiary	58,003	38,477
Other assets	116	10

Total assets	$80,222	$38,502

Stockholders’ Equity:
Preferred stock	—	—
Common stock	46	—
Additional paid-in capital	44,759	—
Unearned ESOP shares	(3,610)	—
Retained earnings	38,284	38,994
Accumulated other comprehensive income (loss)	743	(492)

Total stockholders’ equity	80,222	38,502

Total liabilities and stockholders’ equity	$80,222	$38,502

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2010	2009
	(In thousands)
Interest income on note receivable	$52	$—
Dividends from bank subsidiary	—	30

Total income	52	30

Operating expenses	10	22

Income before income tax expense (benefit) and equity in net loss of bank subsidiary	42	8
Income tax expense (benefit)	16	(9)

Income before equity in net loss of bank subsidiary	26	17
Equity in net loss of bank subsidiary	(736)	(677)

Net loss	$(710)	$(660)

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements—Continued

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2010	2009
	(In thousands)
Operating activities:
Net loss	$(710)	$(660)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in net loss of subsidiary	736	677
Increase in other assets	(109)	(9)

Total adjustments	627	668

Net cash provided by (used in) operating activities	(83)	8

Investing activities:
Investment in bank subsidiary	(22,627)	—

Net cash used in investing activities	(22,627)	—

Financing activities:
Proceeds from issuance of common stock, net of costs	41,095	—

Net cash provided by financing activities	41,095	—

Increase in cash equivalents	18,385	8

Cash and cash equivalents at beginning of year	15	7

Cash and cash equivalents at end of year	$18,400	$15

Supplemental disclosure of non cash financing activities:

During January 2010, the Company loaned $3.7 million to the Employee Stock Ownership Plan, which was used to acquire 370,300 shares of the Company’s stock. The loan is secured by the shares purchased and is shown as unearned ESOP shares in the consolidated statement of condition.

Note 22 - Subsequent Events

The Company announced on September 27, 2010 that the Bank entered into a definitive agreement with EagleBank, Bethesda, Maryland to sell to EagleBank approximately $17.2 million of deposits of OBA Bank’s Washington, D.C. branch at 700 7th Street, NW. EagleBank will operate a branch office at that location. The transaction, subject to regulatory approval, is expected to close in the first calendar quarter of 2011.

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2010. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b) Management’s annual report on internal control over financial reporting.

This annual report does not include management’s report on internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

OBA Financial Services, Inc. has adopted a Code of Ethics that applies to OBA Financial Services, Inc.’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics can be accessed on OBA Financial Services, Inc.’s website at www.obabank.com.

Information concerning directors and executive officers of OBA Financial Services, Inc. is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.”

ITEM 11.	Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Proposal I—Election of Directors.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain owners and management is incorporated herein by reference from the Proxy Statement, specifically the sections captioned “Voting Securities and Principal Holders Thereof” and “Proposal I—Election of Directors.”

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning relationships and transactions is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons.”

ITEM 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from the Company’s Proxy Statement, specifically the section captioned “Proposal II—Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	Exhibits

3.1	Articles of Incorporation of OBA Financial Services, Inc.*

3.2	Amended and Restated Bylaws of OBA Financial Services, Inc.***

3.3	Articles of Amendment to Articles of Incorporation of OBA Financial Services, Inc.*

4	Form of Common Stock Certificate of OBA Financial Services, Inc.*

10.1	Employment Agreement between OBA Bancorp, Inc., OBA Bank and Charles E. Weller*

10.2	Change in Control Agreement between OBA Bank and David A. Miller**

10.3	OBA Bank Employee Stock Ownership Plan*

10.4	Form of Split Dollar Insurance Agreement*

10.5	Incentive Compensation Program – 2008 to 2009*

10.6	Incentive Compensation Program – 2009 to 2010*

10.7	Employment Agreement between OBA Financial Services, Inc. and Charles E. Weller****

16	Letter Regarding Change in Certifying Accountant*

21	Subsidiaries of Registrant*

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-161898), initially filed September 14, 2009.
**	Incorporated by reference to the Current Report on Form 8-K (file no. 1-34593), filed March 19, 2010.
***	Incorporated by reference to the Current Report on Form 8-K (file no. 1-34593), filed June 23, 2010.
****	Incorporated by reference to the Current Report on Form 8-K (file no. 1-34593), filed September 1, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OBA FINANCIAL SERVICES, INC.

By:	/s/ CHARLES E. WELLER
Charles E. Weller
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ CHARLES E. WELLER Charles E. Weller	President and Chief Executive Officer (Principal Executive Officer)	September 27, 2010

/S/ DAVID A. MILLER David A. Miller	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 27, 2010

/S/ JAMES C. BEADLES James C. Beadles	Chairman of the Board	September 27, 2010

/S/ DONALD E. STOVER Donald E. Stover	Director and Corporate Secretary	September 27, 2010

/S/ WILLIAM R. BELEW, JR. William R. Belew, Jr.	Director	September 27, 2010

/S/ EVELYN JACKSON, M.D. Evelyn Jackson, M.D.	Director	September 27, 2010

/S/ DONALD L. MALLOREY Donald L. Mallorey	Director	September 27, 2010

/S/ MICHAEL L. REED Michael L. Reed	Director	September 27, 2010

/S/ STACIE W. RODGERS Stacie W. Rogers	Director	September 27, 2010