Form 10-Q
period 2010-09-30
OBA Financial Services, Inc.
filed 2010-11-12
CIK 1471088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2010

or

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

4,628,750 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of November 5, 2010.

OBA FINANCIAL SERVICES, INC. and Subsidiary

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

•	estimates of revenue growth in retail banking, lending and other areas, and origination volume in the Company’s consumer, commercial, and other lending businesses;

•	statements regarding the asset quality and levels of non-performing assets and impairment charges with respect to the Company’s investment portfolio;

•	statements regarding current and future capital management programs, tangible capital generation, and market share;

•	estimates of non-interest income levels, including fees from services and product sales, and expense levels;

•	statements of the Company’s goals, intentions, and expectations;

•	statements regarding the Company’s business plans, prospects, growth, and operating strategies; and

•	estimates of the Company’s risks and future costs and benefits.

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

•

inflation and changes in interest rates, deposit flows, loan demand, real estate values, consumer spending, savings, and borrowing habits which can materially affect, among other things, consumer banking revenues, origination levels in the Company’s lending businesses and the level of defaults, losses, and prepayments on loans made by the Company, whether held in portfolio or sold in the secondary markets, and the Company’s net interest margin and fair value of financial instruments;

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Condition (Unaudited)

	September 30, 2010	June 30, 2010
(In thousands, except share data)
Assets:
Cash and due from banks	$19,490	$16,946
Federal funds sold	751	19,100

Cash and cash equivalents	20,241	36,046
Interest bearing deposits with other banks	7,205	5,072
Securities available for sale	27,122	29,346
Securities held to maturity (fair value of $4,630 and $4,809)	4,430	4,637
Federal Home Loan Bank stock, at cost	3,605	3,883
Loans	286,012	277,835
Less: allowance for loan losses	1,925	1,737

Net loans	284,087	276,098
Premises and equipment, net	6,377	6,231
Bank owned life insurance	8,367	8,297
Other assets	4,359	4,485

Total assets	$365,793	$374,095

Liabilities:
Deposits:
Noninterest-bearing	$23,215	$23,499
Interest-bearing	205,115	209,942

Total deposits	228,330	233,441
Securities sold under agreements to repurchase	20,242	20,292
Federal Home Loan Bank advances	34,305	36,834
Advance payments from borrowers for taxes and insurance	1,213	2,262
Other liabilities	1,262	1,044

Total liabilities	285,352	293,873

Stockholders’ Equity:
Preferred stock (par value $.01); authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock (par value $.01); authorized 100,000,000 shares; issued and outstanding 4,628,750 shares at September 30, 2010 and June 30, 2010	46	46
Additional paid-in capital	44,764	44,759
Unearned ESOP shares	(3,564)	(3,610)
Retained earnings	38,536	38,284
Accumulated other comprehensive income	659	743

Total stockholders’ equity	80,441	80,222

Total liabilities and stockholders’ equity	$365,793	$374,095

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2010	2009
(In thousands, except per share data)
Interest and Dividend Income:
Loans receivable, including fees	$3,757	$3,744
Investment securities:
Interest - taxable	318	347
Dividends	7	14
Federal funds sold	18	10

Total interest and dividend income	4,100	4,115

Interest Expense:
Deposits	676	1,090
Federal Home Loan Bank advances	392	596
Securities sold under agreements to repurchase	65	66

Total interest expense	1,133	1,752

Net interest income	2,967	2,363
Less provision for loan losses	158	148

Net interest income after provision for loan losses	2,809	2,215

Non-Interest Income:
Customer service fees	116	120
Loan servicing fees	11	12
Bank owned life insurance income	70	82
Impairment losses on investment securities:
Total other-than-temporary impairment losses	—	(2)
Losses previously recognized in other comprehensive income before taxes	—	(222)

Net impairment losses recognized in income	—	(224)
Net gain on the sale of investments	—	3
Net gain on sale of loans	25	5
Other non-interest income	31	19

Total non-interest income	253	17

Non-Interest Expense:
Salaries and employee benefits	1,461	1,181
Occupancy and equipment	451	374
Data processing	159	153
Directors’ fees	88	75
FDIC assessments	77	95
Other non-interest expense	449	344

Total non-interest expense	2,685	2,222

Income before income taxes	377	10
Income tax expense (benefit)	125	(35)

Net income	$252	$45

Basic earnings per share	$0.06	N/A

Basic weighted average shares outstanding	4,267,758	N/A

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited)

Three Months Ended September 30, 2010 and 2009

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
(In thousands)

Balances at July 1, 2010	$46	$44,759	$(3,610)	$38,284	$743	$80,222

Comprehensive income:
Net income				252		252
Other comprehensive loss, net of tax:
Net unrealized losses on available for sale securities, net of tax benefit of ($54)					(84)	(84)

Total comprehensive income						168

ESOP shares committed to be released (4,629 shares)		5	46			51

Balances, September 30, 2010	$46	$44,764	$(3,564)	$38,536	$659	$80,441

Balances at July 1, 2009	$—	$—	$—	$38,994	$(492)	$38,502

Comprehensive loss:
Net income				45		45
Other comprehensive income (loss), net of tax:
Unrealized losses on debt securities for which a portion of impairment has been recognized in income, net of tax benefit of ($1)					(1)	(1)
Net unrealized gains on other available for sale securities, net of tax of $156					245	245
Reclassification adjustment for other-than-temporary impairment losses included in income, net of tax of $87					137	137
Reclassification adjustment for gain on sales of investments, net of tax benefit of ($1)					(2)	(2)

Total comprehensive income						424

Balances, September 30, 2009	$—	$—	$—	$39,039	$(113)	$38,926

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2010	2009
(in thousands)
Operating Activities:
Net income	$252	$45

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	158	148
Depreciation and amortization of premises and equipment	139	132
Net amortization (accretion) of securities premiums and discounts	40	(1)
Net gains on sale of investment securities	—	(3)
Impairment losses on investment securities	—	224
Proceeds from sales of loans held for sale	948	361
Originated loans held for sale	(923)	(356)
Net gains on sales of loans	(25)	(5)
Amortization of net deferred loan fees	(19)	(34)
Earnings on investment in bank-owned life insurance	(70)	(82)
ESOP expense	51	—
Amortization of mortgage servicing rights	2	1
Amortization of brokered deposit premiums	7	7
Changes in other assets and liabilities, net	408	(480)

Total adjustments	716	(88)

Net cash provided by (used in) operating activities	968	(43)

Investing Activities:
Principal collections and maturities of securities available for sale	2,050	1,682
Principal collections and maturities of securities held to maturity	203	23
Proceeds from sales of securities available for sale	—	2,478
Purchases of securities available for sale	—	(2,475)
Purchases of securities held to maturity	—	(9,983)
Redemption of Federal Home Loan Bank Stock, net	278	—
Purchases of interest bearing deposits with Banks, net	(2,133)	—
Loan purchases	(4,140)	—
Loan originations less principal collections	(4,007)	3,332
Purchases of premises and equipment	(285)	(89)
Purchases of bank-owned life insurance	—	(2,500)

Net cash used in investing activities	(8,034)	(7,532)

Financing Activities:
Decrease in deposits	(5,111)	(1,224)
Net increase (decrease) in securities sold under agreements to repurchase	(50)	2,440
Repayment of advances from the FHLB	(2,529)	(5,000)
Net decrease in advance payments from borrowers for taxes and insurance	(1,049)	(1,206)

Net cash used in financing activities	(8,739)	(4,990)

Decrease in cash and cash equivalents	(15,805)	(12,565)
Cash and cash equivalents at beginning of period	36,046	33,657

Cash and cash equivalents at end of period	$20,241	$21,092

Supplemental Disclosures:
Interest paid	$1,053	$1,699
Income taxes paid	—	—
Non cash investing activities:
Loans transferred to foreclosed assets	—	47

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

Basis of Presentation

The consolidated financial statements include the accounts of OBA Financial Services Inc., and OBA Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are presented in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation are of a normal and recurring nature and have been included.

Operating results for the three months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011 or any other interim period. The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes filed on Form 10-K for the fiscal years ended June 30, 2010 and 2009.

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

The effective date is at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. This update did not have an impact on the Company’s consolidated financial statements.

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

The effective date is at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. This update did not have an impact on the Company’s consolidated financial statements.

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

The components of other comprehensive income (loss) and related tax effects are as follows:

	Three Months Ended September 30,
	2010	2009
	(In thousands)

Unrealized losses on debt securities for which a portion of impairment has been recognized in income	$—	$(2)
Unrealized gains (losses) on other available for sale securities	(138)	401
Reclassification adjustment for OTTI losses included in income	—	224
Reclassification adjustment for gain on sale of investments	—	(3)

Net unrealized gains (losses)	(138)	620
Tax effect	(54)	241

Net of tax amount	$(84)	$379

Accumulated other comprehensive income consists of the following:

	September 30, 2010	June 30, 2010
	(In thousands)

Unrealized gains on available for sale securities	$1,080	$1,218
Tax effect	(421)	(475)

Total	$659	$743

NOTE 3 – SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2010
Securities available for sale:
Debt Securities:
Residential mortgage-backed securities (1)	$25,862	$1,101	$—	$26,963
Trust preferred securities	130	—	(21)	109

Total debt securities available for sale	25,992	1,101	(21)	27,072
Equity Securities	50	—	—	50

Total securities available for sale	26,042	1,101	(21)	27,122

Securities held to maturity:
Debt Securities:
Residential mortgage-backed securities (1)	4,430	200	—	4,630

Total debt securities held to maturity	4,430	200	—	4,630

Total investment securities	$30,472	$1,301	$(21)	$31,752

June 30, 2010
Securities available for sale:
Debt Securities:
Residential mortgage-backed securities (1)	$27,944	$1,243	$—	$29,187
Trust preferred securities	135	—	(26)	109

Total debt securities available for sale	28,079	1,243	(26)	29,296
Equity Securities	50	—	—	50

Total securities available for sale	28,129	1,243	(26)	29,346

Securities held to maturity:
Debt Securities:
Residential mortgage-backed securities (1)	4,637	172	—	4,809

Total debt securities held to maturity	4,637	172	—	4,809

Total investment securities	$32,766	$1,415	$(26)	$34,155

(1)

All residential mortgage-backed securities were issued by United States government agencies including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company had no private label residential mortgage-backed securities at September 30, 2010 and June 30, 2010 or during the quarter or year then ended, respectively.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2010 are as follows:

	Available for sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Due after ten years	$130	$109	$—	$—
Residential mortgage-backed securities	25,862	26,963	4,430	4,630

Total	$25,992	$27,072	$4,430	$4,630

At September 30, 2010 and June 30, 2010, the carrying amount of securities pledged to secure repurchase agreements was $26.9 million and $22.3 million, respectively.

The following table presents a summary of cumulative credit losses related to other-than-temporary impairment charges recognized in income for trust preferred securities during the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	2009
	(In thousands)

Beginning balance of cumulative credit losses	$—	$1,020
Additions to credit losses recorded on securities	—	224

Ending balance of cumulative credit losses	$—	$1,244

During the three month period ended September 30, 2009, the Company owned two bank and bank holding company backed pooled trust preferred securities (PreTSL VII and PreTSL VIII) which had a cumulative total of $1.2 million in other-than-temporary credit related charges. At September 30, 2009, the Company did not intend to sell the securities and believed it was not more likely than not that the Company would be required to sell the securities.

During the quarter ended March 31, 2010, the Company re-evaluated its intent regarding the pooled trust preferred securities. Due to the continued deterioration in the financial condition of some issuers, lack of improvements in the securities’ liquidity, the amount of management’s time and related costs of monitoring, valuing and accounting for the securities and tax related considerations, the Company decided to sell the securities. Consequently, the Company has zero cumulative credit losses related to other-than-temporary impairment charges at September 30, 2010.

Information pertaining to securities with gross unrealized losses at September 30, 2010 and June 30, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

September 30, 2010
Trust preferred securities	$—	$—	$21	$109	$21	$109

June 30, 2010
Trust preferred securities	$—	$—	$26	$109	$26	$109

At September 30, 2010, the Company owned one trust preferred security backed by a total of 17 insurance and insurance holding companies. The security was purchased at par. The decline in the fair value of this security has been caused by (1) collateral deterioration due to failures and credit concerns across the financial services sector, (2) the widening of credit spreads for asset-backed securities, and (3) general illiquidity and, as a result, inactivity in the market for these securities.

The remaining pooled trust preferred security is in the senior tranche and is rated “AAA” by the rating agencies Moody’s and Fitch. Non-performing collateral as a percent of current collateral and excess subordination as a percent of current performing collateral are 9.0% and 66.7%, respectively, at September 30, 2010. The unrealized loss in the table above related to this security was not recognized in income as the Company does not intend to sell the security, believes it is not more than likely than not that the Company will be required to sell the security and believes the present value of expected cash flows is sufficient to recover the entire amortized cost basis.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2010 and June 30, 2010 are as follows:

(In thousands)	September 30, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Description

Securities available for sale	$27,122	$—	$27,013	$109

Description	June 30, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Securities available for sale	$29,346	$—	$29,237	$109

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2010:

(In thousands)

Beginning balance, July 1, 2010	$109

Principal repayments	(5)
Unrealized gains included in other comprehensive income	5

Ending balance, September 30, 2010	$109

For assets measured at fair value on a nonrecurring basis at September 30, 2010 and June 30, 2010, the fair value measurements by level within the fair value hierarchy are as follows:

(In thousands)	September 30, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Description

Impaired loans	$2,873	$—		$2,873

Foreclosed assets	$193	$—		$193

Description	June 30, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$1,993	$—		$1,993

Foreclosed assets	$193	$—		$193

The methods and assumptions used to estimate the fair values included in the above tables are included in the disclosures that follow.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate fair values at September 30, 2010 and June 30, 2010:

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

Mortgage Servicing Rights (Carried at Lower of Cost or Fair Value)

At origination, the Company estimates the fair value of mortgage servicing rights at 1% of the principal balances of loans sold. The Company amortizes that amount over the estimated period of servicing revenues or charges the entire amount to income upon prepayment of the related loan. Due to the small size of the balance of mortgage servicing rights at September 30, 2010 and June 30, 2010, the Company did not perform any further analysis or estimate their fair values. Therefore, the Company has disclosed that the carrying amounts of mortgage servicing rights approximate fair value.

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

The estimated fair values of the Company’s financial instruments were as follows:

	September 30, 2010		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Financial assets:
Cash and cash equivalents	$20,241	$20,241	$36,046	$36,046
Interest bearing deposits with other banks	7,205	7,205	5,072	5,072
Securities available for sale	27,122	27,122	29,346	29,346
Securities held to maturity	4,430	4,630	4,637	4,809
Federal Home Loan Bank stock	3,605	3,605	3,883	3,883
Loans receivable, net	284,087	293,214	276,098	283,876
Accrued interest receivable	1,185	1,185	1,206	1,206
Mortgage servicing rights	70	70	63	63

Financial liabilities:
Deposits	228,330	230,022	233,441	235,186
Securities sold under agreements to repurchase	20,242	20,584	20,292	20,539
Federal Home Loan Bank Advances	34,305	37,819	36,834	39,929
Accrued interest payable	321	321	241	241

Off-Balance sheet financial instruments	—	—	—	—

NOTE 5 – GUARANTEES

The Company has not issued any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of September 30, 2010, the Company had $506 thousand of outstanding letters of credit. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. Management believes that the current amount of the liability as of September 30, 2010 for guarantees under letters of credit issued is not material.

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

Shares purchased by the ESOP will be held by a trustee in an unallocated suspense account, and shares will be released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, OBA Bank reports compensation expense based on the average fair value of shares committed to be released with a corresponding credit to stockholders’ equity. Compensation expense recognized for the three months ended September 30, 2010 amounted to $51 thousand.

Shares held by the ESOP trust at September 30, 2010 were as follows:

Shares committed to be released	13,886
Unearned shares	356,414

Total ESOP shares	370,300

Fair value of unearned shares, in thousands	$3,928

NOTE 7 – EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. The Company has no dilutive potential common shares for the three month period ended September 30, 2010. Because the mutual to stock conversion was not completed until January 21, 2010, per share earnings data is not presented for the three months ended September 30, 2009.

(Dollars in thousands, except per share data)	Three Months Ended September 30, 2010

Basic
Net income (loss)	$252

Shares:
Weighted average common shares outstanding	4,267,758

Income per common share, basic	$0.06

NOTE 8 – SUBSEQUENT EVENTS

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

The Company recognizes gains or losses as a result of sales of investment securities, loans, foreclosed property, and premises and equipment. In addition, the Company recognizes losses on its investment securities that are considered other-than-temporarily impaired. Gains and losses are not a regular part of the Company’s primary sources of income.

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

Critical Accounting Policies and Estimates

There are no material changes to the critical accounting policies disclosed in OBA Financial Services, Inc.’s Form 10-K for the fiscal year ended June 30, 2010.

Comparison of Financial Condition at September 30, 2010 and June 30, 2010

Assets. Total assets decreased $8.3 million, or 2.2%, to $365.8 million at September 30, 2010 from $374.1 million at June 30, 2010. The decrease was primarily due to a decrease in cash and cash equivalents and partially offset by an increase in total loans.

Cash and Cash equivalents. Cash and cash equivalents decreased $15.8 million, or 43.8%, due primarily to an increase in total loans outstanding and a decrease in interest-bearing deposits and Federal Home Loan Bank borrowings.

Loans. At September 30, 2010, total gross loans were $286.0 million. During the three months ended September 30, 2010, the loan portfolio increased $8.2 million, or 2.9%. The increase was primarily due to an increase of $14.0 million in total commercial loans partially offset by a reduction in fixed rate residential mortgage loans of $5.6 million. The reduction in the fixed rate residential mortgage loan portfolio is a result of management’s decision to sell newly-originated, longer-term (primarily 30 year) fixed rate one- to four-family residential real estate loans to mitigate interest rate risk, as well as prepayments exceeding other originations that were held in the portfolio.

Allowance for Loan Losses.

The following table summarizes activity in the allowance for loan losses for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
(in thousands)	2010	2009
Balance at beginning of period	$1,737	$1,167
Provision for loan losses	158	148
Loans recovered, net	30	—

Balance at end of period	$1,925	$1,315

Ratios:
Net charge-offs (recoveries) to average loans	(0.04)%	—%
Allowance for loan losses to loans	0.67	0.47

At September 30, 2010, the allowance for loan losses was $1.9 million compared with $1.7 million at June 30, 2010. The allowance for loan losses as a percentage of total loans at September 30, 2010 was 0.67% compared to 0.47% at September 30, 2009 and 0.63% at June 30, 2010. Net charge-offs (recoveries) as a percentage of average loans were (0.04) % for the three months ended September 30, 2010 and zero for the three months ended September 30, 2009. The increase in the allowance for loan losses is due primarily to the shift in loan concentration to commercial loans from residential one-to-four family mortgages, as discussed in “Loans” in Comparison of Financial Condition at September 30, 2010 and June 30, 2010.

Non-performing Assets. Loans are placed on non-accrual status when payment of principal or interest is 90 days or more delinquent. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if both principal and interest payments are brought current and full payment of principal and interest is expected. At September 30, 2010 and June 30, 2010, the Company had $654 thousand and $639 thousand in total non-performing assets, respectively.

The following table summarizes non-performing assets as of September 30, 2010 and June 30, 2010:

(in thousands)	September 30, 2010	June 30, 2010

Non-performing assets
Non-accrual loans:
One-to four-family residential	$461	$446

Total non-accrual loans	461	446
Other real estate owned	193	193

Total non-performing assets	$654	$639

Asset quality ratios:
Non-performing loans to total loans	0.16%	0.16%
Non-performing assets to total assets	0.18	0.17

Non-performing loan and asset ratios are effectively unchanged since June 30, 2010. The non-performing loans to total loans ratio remained unchanged at 16 basis points as of September 30, 2010 as compared to June 30, 2010. The non-performing assets to total assets ratio increased one basis point from 17 basis points as of June 30, 2010 to 18 basis points as of September 30, 2010.

Troubled Debt Restructurings. Loans are periodically modified to make concessions to help a borrower remain current on the loan and to avoid foreclosure. Generally, the Bank does not forgive principal or interest on loans or modify the interest rate on loans to rates that are below market rates. At September 30, 2010 and June 30, 2010, the Bank had $4.3 million and $3.4 million of these modified loans, respectively. At September 30, 2010, the Bank had $2.2 million in one- to four family residential mortgage loans and home equity loans and lines of credit that were considered troubled debt restructures. At September 30, 2010, the Bank had $2.1 million in commercial real estate loans that were considered troubled debt restructures. At June 30, 2010, the Bank had $1.9 million in one- to four-residential real loans and home equity loans and lines of credit that were considered trouble debt restructures. At June 30, 2010, the Bank had $1.5 million in commercial real estate loans that were considered troubled debt restructures. Subsequent to the end of the quarter, one loan included in the above totals, in the amount of $662 thousand, paid off in October 2010.

Securities. At September 30, 2010, the securities portfolio totaled $31.6 million, or 8.6% of total assets as compared to $34.0 million, or 9.1%, at June 30, 2010.

Deposits. During the three months ended September 30, 2010, deposits decreased by $5.1 million, or 2.2%. The decrease resulted primarily from the reduction of higher cost deposits. Specifically, total certificates of deposits decreased by $1.8 million, and total money market accounts decreased by $2.4 million. In addition, total checking accounts decreased by $654 thousand.

Borrowings. During the three months ended September 30, 2010, total borrowings decreased $2.6 million, or 4.5%, as management continues to allow higher costing borrowings to run off. At September 30, 2010, Federal Home Loan Bank advances totaled $34.3 million, or 12.0% of total liabilities, and decreased by 7.0%. Repurchase agreements totaled $20.2 million, or 7.1% of total liabilities were effectively unchanged from June 30, 2010.

At September 30, 2010, the Company had access to additional Federal Home Loan Bank advances of up to $48.8 million.

Equity. Equity totaled $80.4 million and $80.2 million for the periods ending September 30 and June 30, 2010, respectively. The increase of $219 thousand was primarily the result of increased retained earnings.

Capital and Liquidity. The Company’s goal is to maintain a strong capital position that supports its strategic goals while, at the same time, exceeding regulatory standards. At September 30, 2010, the Company exceeded all regulatory minimum capital requirements and met the definition of a “well-capitalized” institution; total risk-based capital ratio exceeding 10%, Tier 1 risk-based capital ratio exceeding 6%, and leverage capital ratio exceeding 5%.

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

Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009

General. Net income increased $207 thousand, or 460.0%, to $252 thousand for the three months ended September 30, 2010 from net income of $45 thousand for the three months ended September 30, 2009. The increase in net income was primarily a result of an increase in net interest income of $604 thousand, or 25.6%, and non-interest income of $236 thousand. This was partially offset by an increase in non-interest expense of $463 thousand, or 20.8%.

Net Interest Income. Net interest income increased $604 thousand, or 25.6%, to $3.0 million for the three months ended September 30, 2010, compared to $2.4 million for the three months ended September 30, 2009. Interest expense decreased $619 thousand, or 35.3%, for the three months ended September 30, 2010 as low market interest rates resulted in the reduction of the cost of deposits and borrowings. Interest and dividend income decreased $15 thousand, or 0.4%, for the three months ended September 30, 2010. The net interest margin was 3.47% for the three months ended September 30, 2010, compared to 2.79% for the three months ended September 30, 2009. The improvement in the net interest margin was the result of a decrease in the average cost of interest-bearing liabilities of 62 basis points, which more than offset a six basis points decrease in the average yield on interest-earning assets.

Interest and Dividend Income. Interest and dividend income decreased $15 thousand, or 0.4%, to $4.1 million for the three months ended September 30, 2010 compared to $4.1 million for the three months ended September 30, 2009. Interest income on loans increased $13 thousand, or 0.3%, to $3.8 million for the three months ended September 30, 2010 from $3.7 million for the three months ended September 30, 2009, as the average yield on loans increased ten basis points, to 5.36% for the three months ended September 30, 2010 from 5.26% for the three months ended September 30 2009, reflecting an increase in commercial loans.

Average loans decreased $4.4 million, or 1.6%, reflecting a reduction in the average balance of one- to four-family residential real estate loans of $27.5 million for the three months ended September 30, 2010. The reduction resulted from management’s decision to sell newly-originated, longer-term (primarily 30 year) fixed-rate one- to four-family residential real estate loans to help mitigate interest rate risk, as well as prepayments exceeding other originations that were held in the portfolio. The reduction in the residential real estate portfolio was partially offset by average balance increases in consumer and commercial loans of $447 thousand and $22.7 million, respectively, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, reflecting the recent focus on originating commercial loans. Commercial loans generally carry higher yields and assist in managing interest rate risk.

Interest income on securities decreased $29 thousand, or 8.4%, to $318 thousand for the three months ended September 30, 2010 from $347 thousand for the three months ended September 30, 2009, as the average yield on securities decreased 111 basis points to 3.12% for the three months ended September 30, 2010 from 4.23% for the three months ended September 30, 2009, reflecting continued low market interest rates and prepayments within the mortgage backed securities portfolio.

Interest Expense. Interest expense decreased $619 thousand, or 35.3%, to $1.1 million for the three months ended September 30, 2010 from $1.8 million for the three months ended September 30, 2009. Interest expense on both deposits and borrowings decreased. Continued low market interest rates and a decrease in higher-cost certificates of deposit allowed for the reduction of deposit expense by $414 thousand, or 38.0%, as the average rate paid on deposits decreased 60 basis points to 1.28% for the three months ended September 30, 2010 from 1.88% for three months ended September 30, 2009.

Interest expense on borrowings decreased $205 thousand, or 31.0%, to $457 thousand for the three months ended September 30, 2010 from $662 thousand for the three months ended September 30, 2009, due to a $15.2 million, or 21.3%, decrease in the average balance of borrowings (primarily in Federal Home Loan Bank advances), as well as a 44 basis points decrease in the average cost of borrowings to 3.17% for the three months ended September 30, 2010 from 3.61% for the three months ended September 30, 2009 (reflecting continued low market interest rates).

Provision for Loan Losses. The Company’s provision for loan losses for the three months ended September 30, 2010 was $158 thousand, an increase of $10 thousand from $148 thousand in the three month period ended September 30, 2009. The increase in the provision for loan losses was primarily a result of an increase in total commercial loans partially offset by a reduction in fixed rate residential mortgage loans. The reduction in the fixed rate residential mortgage loan portfolio is a result of management’s decision to sell newly-originated, longer-term (primarily 30 year) fixed rate one- to four-family residential real estate loans to mitigate interest rate risk, as well as prepayments exceeding other originations that were held in the portfolio. For further discussion related to the provision for loan losses, see Allowance for Loan Losses. For a further discussion related to loan portfolio performance, see Non-performing Assets.

Non-Interest Income. The following table summarizes changes in non-interest income between the three months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Change
	2010	2009	$	%
	(In thousands)

Customer service fees	$116	$120	$(4)	(3.3)%
Loan servicing fees	11	12	(1)	(8.3)
Bank owned life insurance income	70	82	(12)	(14.6)
Impairment losses on investment securities	—	(224)	224	(100.0)
Net gain on the sale of investments	—	3	(3)	(100.0)
Net gain on sale of loans	25	5	20	400.0
Other non-interest income	31	19	12	63.2

Total non-interest income (loss)	$253	$17	$236	1,388.2

The increase in non-interest income is primarily a result of the reduction in the amount of the other than temporary impairment charges related to the Company’s securities portfolio. The Company previously sold its bank and bank holding company backed pooled trust preferred securities. There were no other than temporary impairment charges during the three months ended September 30, 2010 as compared to a $224 thousand other than temporary impairment charge during the three months ended September 30, 2009.

Non-Interest Expense. The following table summarizes changes in non-interest expense between the three months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Change
	2010	2009	$	%
	(In thousands)

Salaries and employee benefits	$1,461	$1,181	$280	23.7%
Occupancy and equipment	451	374	77	20.6
Data processing	159	153	6	3.9
Directors’ fees	88	75	13	17.3
FDIC assessments	77	95	(18)	(18.9)
Other non-interest expense	449	344	105	30.5

Total non-interest expense	$2,685	$2,222	$463	20.8

Salaries and benefits increased subsequent to the three months ended September 30, 2009, in connection with the mutual-to-stock conversion as the Company increased the depth of the management team by hiring a new Chief Financial Officer. The Company also hired three commercial bankers as part of the business strategy to increase the commercial loan portfolios and a manager of the residential real estate department. These positions were additions to staff. Occupancy and equipment includes a one-time charge of $72 thousand primarily to account for escalating lease costs and the opening of one new branch. Other non-interest expense increased primarily due to increased legal and accounting costs necessary to operate as a public company.

Income Taxes. The Company recorded an income tax expense of $125 thousand for the three months ended September 30, 2010, reflecting an effective tax rate of 33.2%, compared to income tax benefit of $35 thousand for the three months ended September 30, 2009, reflecting an effective tax rate of (350.0)%. The difference between the effective tax rate and statutory rate is primarily due to the amount of income received from bank-owned life insurance, which is tax-free for federal and state tax purposes, relative to total pre-tax income for each period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required, as the Registrant is a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2010. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of September 30, 2010, the Company was not subject to any legal actions.

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

OBA FINANCIAL SERVICES, INC.
(Registrant)

Date: November 12, 2010	/S/ CHARLES E. WELLER
Charles E. Weller
President and Chief Executive Officer

Date: November 12, 2010	/S/ DAVID A. MILLER
David A. Miller
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Charles E. Weller, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of David A. Miller, Senior Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of Charles E. Weller, President and Chief Executive Officer, and David A. Miller, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.