Form 10-Q
period 2010-12-31
OBA Financial Services, Inc.
filed 2011-02-11
CIK 1471088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2010

or

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

4,628,750 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of February 7, 2011.

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

•

changes in any applicable law, rule, government regulation, policy, or practice with respect to tax or legal issues affecting financial institutions, including changes in the Company’s primary regulator, regulatory fees, and capital requirements;

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

•

changes in accounting principles, policies, guidelines, and practices, as may be adopted by the Company’s regulatory agencies, the Financial Accounting Standards Board (the “FASB”), the Securities and Exchange Commission (“SEC”), and the Public Company Accounting Oversight Board (the “PCAOB”);

•	litigation liability, including costs, expenses, settlements, and judgments, or the outcome of other matters before regulatory agencies, whether pending or commencing in the future;

•	changes in the quality or composition of the investment and loan portfolios;

•	changes in the Company’s organization, compensation, and benefit plans;

•	changes in other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products, and services; and

•	the timing and occurrence or non-occurrence of events that may be subject to circumstances beyond the Company’s control.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Condition (Unaudited)

	December 31, 2010	June 30, 2010
(In thousands, except share data)
Assets:
Cash and due from banks	$11,041	$16,946
Federal funds sold	3,163	19,100

Cash and cash equivalents	14,204	36,046
Interest bearing deposits with other banks	5,612	5,072
Securities available for sale	23,602	29,346
Securities held to maturity (fair value of $4,104 and $4,809)	4,007	4,637
Federal Home Loan Bank stock, at cost	3,469	3,883
Loans	286,011	277,835
Less: allowance for loan losses	2,170	1,737

Net loans	283,841	276,098
Premises and equipment, net	6,350	6,231
Bank owned life insurance	8,445	8,297
Other assets	4,686	4,485

Total assets	$354,216	$374,095

Liabilities:
Deposits:
Noninterest-bearing	$26,300	$23,499
Interest-bearing	201,399	209,942

Total deposits	227,699	233,441
Securities sold under agreements to repurchase	13,357	20,292
Federal Home Loan Bank advances	31,176	36,834
Advance payments from borrowers for taxes and insurance	253	2,262
Other liabilities	1,135	1,044

Total liabilities	273,620	293,873

Stockholders’ Equity:
Preferred stock (par value $.01); authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock (par value $.01); authorized 100,000,000 shares; issued and outstanding 4,628,750 shares at December 31, 2010 and June 30, 2010	46	46
Additional paid-in capital	44,774	44,759
Unearned ESOP shares	(3,518)	(3,610)
Retained earnings	38,819	38,284
Accumulated other comprehensive income	475	743

Total stockholders’ equity	80,596	80,222

Total liabilities and stockholders’ equity	$354,216	$374,095

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
(In thousands, except per share data)
Interest and Dividend Income:
Loans receivable, including fees	$3,850	$3,703	$7,607	$7,447
Investment securities:
Interest - taxable	266	364	584	711
Dividends	2	1	9	15
Federal funds sold	13	9	31	19

Total interest and dividend income	4,131	4,077	8,231	8,192

Interest Expense:
Deposits	638	974	1,314	2,064
Federal Home Loan Bank advances	352	609	744	1,205
Securities sold under agreements to repurchase	66	58	131	124

Total interest expense	1,056	1,641	2,189	3,393

Net interest income	3,075	2,436	6,042	4,799
Less provision for (recovery of) loan losses	245	(55)	403	93

Net interest income after provision for (recovery of) loan losses	2,830	2,491	5,639	4,706

Non-Interest Income (Loss):
Customer service fees	104	122	220	242
Loan servicing fees	11	12	22	24
Bank owned life insurance income	78	87	148	169
Impairment losses on investment securities:
Total other-than-temporary impairment losses	—	(82)	—	(84)
Losses previously recognized in other comprehensive income before taxes	—	(244)	—	(466)

Net impairment losses recognized in income	—	(326)	—	(550)
Net gain on the sale of investments	—	—	—	3
Net gain on sale of loans	70	19	95	24
Other non-interest income	45	22	76	41

Total non-interest income (loss)	308	(64)	561	(47)

Non-Interest Expense:
Salaries and employee benefits	1,449	1,217	2,910	2,398
Occupancy and equipment	470	390	921	764
Data processing	179	162	338	315
Directors’ fees	79	78	167	153
FDIC assessments	71	97	148	192
Other non-interest expense	469	363	918	707

Total non-interest expense	2,717	2,307	5,402	4,529

Income before income taxes	421	120	798	130
Income tax expense (benefit)	138	23	263	(12)

Net income	$283	$97	$535	$142

Basic earnings per share	$0.07	N/A	$0.13	N/A

Basic weighted average shares outstanding	4,272,387	N/A	4,270,072	N/A

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited)

Six Months Ended December 31, 2010 and 2009

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
(In thousands)

Balances at July 1, 2009	$—	$—	$—	$38,994	$(492)	$38,502

Comprehensive income:
Net income				142		142
Other comprehensive income (loss), net of tax:
Unrealized losses on debt securities for which a portion of impairment has been recognized in income, net of tax benefit of ($33)					(51)	(51)
Net unrealized gains on other available for sale securities, net of tax of $113					178	178
Reclassification adjustment for other-than-temporary impairment losses included in income, net of tax of $215					335	335
Reclassification adjustment for gain on sales of investments, net of tax benefit of ($1)					(2)	(2)

Total comprehensive income						602

Balances, December 31, 2009	$—	$—	$—	$39,136	$(32)	$39,104

Balances at July 1, 2010	$46	$44,759	$(3,610)	$38,284	$743	$80,222

Comprehensive income:
Net income				535		535
Other comprehensive loss, net of tax:
Net unrealized losses on available for sale securities, net of tax benefit of ($171)					(268)	(268)

Total comprehensive income						267

ESOP shares committed to be released (9,258 shares)		15	92			107

Balances, December 31, 2010	$46	$44,774	$(3,518)	$38,819	$475	$80,596

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
(in thousands)	2010	2009
Operating Activities:
Net income	$535	$142

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	403	93
Depreciation and amortization of premises and equipment	336	265
Net amortization (accretion) of securities premiums and discounts	96	(7)
Net gains on sale of investment securities	—	(3)
Impairment losses on investment securities	—	550
Proceeds from sales of loans held for sale	3,352	1,494
Originated loans held for sale	(3,257)	(1,470)
Net gains on sales of loans	(95)	(24)
Amortization of net deferred loan fees	(24)	(112)
Earnings on investment in bank-owned life insurance	(148)	(169)
ESOP expense	107	—
Amortization of mortgage servicing rights	4	1
Amortization of brokered deposit premiums	14	15
Changes in other assets and liabilities, net	63	(2,243)

Total adjustments	851	(1,610)

Net cash provided by (used in) operating activities	1,386	(1,468)

Investing Activities:
Principal collections and maturities of securities available for sale	5,215	3,583
Principal collections and maturities of securities held to maturity	623	5,119
Proceeds from sales of securities available for sale	—	2,478
Purchases of securities available for sale	—	(2,475)
Purchases of securities held to maturity	—	(9,983)
Redemption of Federal Home Loan Bank Stock, net	414	—
Purchases of interest bearing deposits with Banks, net	(540)	—
Loan purchases	(4,140)	—
Loan originations less principal collections	(4,001)	9,333
Purchases of premises and equipment	(455)	(116)
Purchases of bank-owned life insurance	—	(2,500)

Net cash (used in) provided by investing activities	(2,884)	5,439

Financing Activities:
(Decrease) increase in deposits	(5,742)	1,497
Funds collected for stock offering	—	105,088
Net decrease in securities sold under agreements to repurchase	(6,935)	(5,305)
Repayment of advances from the FHLB	(5,658)	(10,009)
FHLB Advances	—	4,300
Net decrease in advance payments from borrowers for taxes and insurance	(2,009)	(2,255)

Net cash (used in) provided by financing activities	(20,344)	93,316

(Decrease) increase in cash and cash equivalents	(21,842)	97,287
Cash and cash equivalents at beginning of period	36,046	33,657

Cash and cash equivalents at end of period	$14,204	$130,944

Supplemental Disclosures:
Interest paid	$2,220	$3,447
Income taxes paid	195	15
Non cash investing activities:
Loans transferred to foreclosed assets	—	47

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

On January 21, 2010, OBA Bancorp, MHC completed its plan of conversion and reorganization from a mutual holding company to a stock holding company. In accordance with the plan, OBA Bancorp, MHC and OBA Bancorp, Inc. ceased to exist as separate legal entities and a stock holding company, OBA Financial Services, Inc., of which OBA Bank became a wholly owned subsidiary, sold and issued shares of capital stock to eligible depositors of OBA Bank. A total of 4,628,750 shares were issued in the conversion at $10 per share, raising $46.3 million of gross proceeds. OBA Financial Services, Inc.’s common stock began trading on the NASDAQ Capital Market under the symbol “OBAF” on January 22, 2010.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and are presented in accordance with instructions for Form 10-Q and Rule 10-01 of the SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation are of a normal and recurring nature and have been included.

Operating results for the three and six months ended December 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011 or any other interim period. The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes filed on Form 10-K for the fiscal year ended June 30, 2010.

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

ASU 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010. The Company adopted this amendment on December 31, 2010 and has provided the required credit quality disclosures in the footnotes to these consolidated financial statements. Refer to Accounting Standards Update 2011-01 below for an update related to the adoption of ASU 2010-20.

Accounting Standards Update 2011-01

The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings required by Update 2010-20 for public entities. Under the effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods ending on or after December 15, 2010. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The deferral in this amendment was effective upon issuance.

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

The components of other comprehensive income (loss) and related tax effects are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
	(In thousands)

Unrealized losses on debt securities for which a portion of impairment has been recognized in income	$—	$(82)	$—	$(84)
Unrealized gains (losses) on other available for sale securities	(301)	(110)	(439)	291
Reclassification adjustment for OTTI losses included in income	—	326	—	550
Reclassification adjustment for gain on sale of investments	—	—	—	(3)

Net unrealized gains (losses)	(301)	134	(439)	754
Tax effect	(117)	53	(171)	294

Net of tax amount	$(184)	$81	$(268)	$460

Accumulated other comprehensive income consists of the following:

	December 31, 2010	June 30, 2010
	(In thousands)

Unrealized gains on available for sale securities	$778	$1,218
Tax effect	(303)	(475)

Total	$475	$743

NOTE 3 – SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

December 31, 2010
Securities available for sale:
Debt Securities:
Residential mortgage-backed securities (1)	$22,648	$804	$(5)	$23,447
Trust preferred securities	126	—	(21)	105

Total debt securities available for sale	22,774	804	(26)	23,552
Equity Securities	50	—	—	50

Total securities available for sale	22,824	804	(26)	23,602

Securities held to maturity:
Debt Securities:
Residential mortgage-backed securities (1)	4,007	97	—	4,104

Total debt securities held to maturity	4,007	97	—	4,104

Total investment securities	$26,831	$901	$(26)	$27,706

June 30, 2010
Securities available for sale:
Debt Securities:
Residential mortgage-backed securities (1)	$27,944	$1,243	$—	$29,187
Trust preferred securities	135	—	(26)	109

Total debt securities available for sale	28,079	1,243	(26)	29,296
Equity Securities	50	—	—	50

Total securities available for sale	28,129	1,243	(26)	29,346

Securities held to maturity:
Debt Securities:
Residential mortgage-backed securities (1)	4,637	172	—	4,809

Total debt securities held to maturity	4,637	172	—	4,809

Total investment securities	$32,766	$1,415	$(26)	$34,155

(1)

All residential mortgage-backed securities were issued by United States government agencies including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company had no private label residential mortgage-backed securities at December 31, 2010 and June 30, 2010 or during the six months or year then ended, respectively.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2010 are as follows:

	Available for sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Due after ten years	$126	$105	$—	$—
Residential mortgage-backed securities	22,648	23,447	4,007	4,104

Total	$22,774	$23,552	$4,007	$4,104

At December 31, 2010 and June 30, 2010, the carrying amount of securities pledged to secure repurchase agreements was $16.4 million and $22.3 million, respectively.

The following table presents a summary of cumulative credit losses related to other-than-temporary impairment charges recognized in income for trust preferred securities during the six months ended December 31, 2010 and 2009:

	Six Months Ended December 31,
	2010	2009
	(In thousands)

Beginning balance of cumulative credit losses	$—	$1,020
Additions to credit losses recorded on securities	—	550

Ending balance of cumulative credit losses	$—	$1,570

During the three and six month periods ended December 31, 2009, the Company owned two bank and bank holding company backed pooled trust preferred securities (PreTSL VII and PreTSL VIII) which had a cumulative total of $1.6 million in other-than-temporary credit related charges. At December 31, 2009, the Company did not intend to sell the securities and believed it was not more likely than not that the Company would be required to sell the securities.

During the quarter ended March 31, 2010, the Company re-evaluated its intent regarding the pooled trust preferred securities. Due to the continued deterioration in the financial condition of some issuers, lack of improvement in the securities’ liquidity, the amount of management’s time and related costs of monitoring, valuing, and accounting for the securities and tax related considerations, the Company decided to sell the securities. Consequently, the Company has zero cumulative credit losses related to other-than-temporary impairment charges at December 31, 2010.

Information pertaining to securities with gross unrealized losses at December 31, 2010 and June 30, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

December 31, 2010
Residential mortgage-backed securities	$5	$4,105	$—	$—	5	4,105
Trust preferred securities	—	—	21	105	21	105

Total	$5	$4,105	$21	$105	$26	$4,210

June 30, 2010
Trust preferred securities	$—	$—	$26	$109	$26	$109

Total	$—	$—	$26	$109	$26	$109

At December 31, 2010, the Company owned several residential mortgage backed securities that had gross unrealized losses due to changes in market interest rates. At December 31, 2010, the Company owned one trust preferred security backed by insurance and insurance holding companies. The pooled trust preferred security is in the senior tranche and is rated AA by the rating agency Fitch and A+ by the rating agency Moody’s. The security was purchased at par. The decline in the fair value of this security has been caused by (1) collateral deterioration due to failures and credit concerns across the financial services sector, (2) the widening of credit spreads for asset-backed securities, and (3) general illiquidity and, as a result, inactivity in the market for these securities.

The unrealized loss in the table above related to this security was not recognized in income as the Company does not intend to sell the security, believes it is not more than likely than not that the Company will be required to sell the security and believes the present value of expected cash flows is sufficient to recover the entire amortized cost basis.

NOTE 4 – CREDIT QUALITY OF LOANS AND ALLOWANCE FOR LOAN LOSSES

Various Company policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets, or portions of assets, classified as loss are those considered uncollectible and of such little value that their continuance as an asset is not warranted. Assets that do not expose the Company to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are required to be designated as Special Mention.

The Company maintains an allowance for loan losses at an amount estimated to equal all credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the statement of condition date. The Company’s determination as to the classification of assets is subject to review by the Company’s principal federal regulator, the OTS. The Company regularly reviews the asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

Management evaluates the allowance for loan losses based upon the combined total of the specific and general components as discussed below. Generally, when the loan portfolio increases, absent other factors, the allowance for loan loss methodology results in a higher dollar amount of estimated probable losses than would be the case without the increase. Generally, when the loan portfolio decreases, absent other factors, the allowance for loan loss methodology results in a lower dollar amount of estimated probable losses than would be the case without the decrease.

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

Generally, the Company underwrites commercial real estate loans at a loan-to-value ratio of 75% or less and residential real estate loans are underwritten at a loan-to-value rate not exceeding 80%. Accordingly, in the event that a loan becomes past due, management will conduct visual inspections of collateral properties and/or review publicly available information, such as online databases, to ascertain property values. The Company may request a formal third party appraisal for various reasons including, but not limited to, age of previous appraisal, changes in market condition, and changes in borrower’s condition. For loans initially determined to be impaired loans, the Company utilizes the ascertained or appraised property value in determining the appropriate specific allowance for loan losses attributable to a loan. In addition, changes in the appraised value of properties securing loans can result in an increase or decrease in the general allowance for loan losses as an adjustment to the historical loss experience due to qualitative and environmental factors.

The loan portfolio is evaluated on a quarterly basis and the allowance is adjusted accordingly. While the best information available is used to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the OTS will periodically review the allowance for loan losses. The OTS may require the Company to recognize additions to the allowance based on their analysis of information available to them at the time of their examination.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2010:

	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial	$29,795	$2,106	$59	$—	$31,960
Commercial real estate	91,994	4,051	1,863	—	97,908
Commercial construction	1,500	—	—	—	1,500
Residential mortgage	117,792	—	1,436	—	119,228
Home equity	35,118	—	—	—	35,118

Total	$276,199	$6,157	$3,358	$—	$285,714

Loans are placed on non-accrual status when payment of principal or interest is 90 days or more delinquent. Loans are also placed on non-accrual status if collection of principal or interest, in full, is in doubt. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed and further income is recognized only when full repayment of the loan is complete or the loan returns to accrual status, at which point income is recognized to the extent received. The loan may be returned to accrual status if both principal and interest payments are brought current, there has been a period of sustained performance (generally six months), and full payment of principal and interest is expected.

The performance and credit quality of the loan porfolio is also monitored by the analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due and non-accrual status as of December 31, 2010:

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Non-Accrual Loans

Commercial and industrial	$—	$—	$—	$—	$31,960	$31,960	$—
Commercial real estate	—	—	—		97,908	97,908	—
Commercial construction	—	—	—	—	1,500	1,500	—
Residential mortgage	—	262	—	262	118,966	119,228	460
Home equity	170	131	—	301	34,817	35,118	—

Total	$170	$393	$—	$563	$285,151	$285,714	$460

The Company provides for loan losses based upon the consistent application of the documented allowance for loan loss methodology. All loan losses are charged to the allowance for loan losses and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in management’s judgment, deserve current recognition in estimating probable losses. Management regularly reviews the loan portfolio and makes provisions for loan losses in order to maintain the allowance for loan losses in accordance with U.S. GAAP. The allowance for loan losses consists primarily of two components:

(1)	specific allowances established for impaired loans. The amount of impairment provided for as a specific allowance is represented by the deficiency, if any, between the present value of the loan’s expected cash flows discounted at the loan’s effective interest rate, or the loan’s observable market price, if any, or the fair value of the underlying collateral, if the loan is collateral dependent, and the carrying value of the loan. Impaired loans for which the present value of the loan’s expected cash flows discounted at the loan’s effective interest rate, or the loan’s observable market price, or the fair value of the underlying collateral, if the loan is collateral dependent, exceeds the carrying value of the loan are not considered in establishing specific allowances for loan losses; and

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

The adjustments to historical loss experience are based on management’s evaluation of several qualitative and environmental factors, including:

•	changes in any concentration of credit (including, but not limited to, concentrations by geography, industry, or collateral type);

•	changes in the number and amount of non-accrual loans, classified loans, and past due loans;

•	changes in national, state, and local economic trends;

•	changes in the types of loans in the loan portfolio;

•	changes in the experience and ability of personnel and management in the loan origination and loan servicing departments;

•	changes in the value of underlying collateral for collateral dependent loans;

•	changes in lending strategies; and

•	changes in lending policies and procedures.

In addition, management may establish an unallocated allowance to provide for probable losses that have been incurred as of the reporting date but are not reflected in the allocated allowance.

The following table sets forth the allocation of the allowance for loan losses by loan category for the six months ended December 31, 2010.

	Commercial and industrial	Commercial real estate	Commercial construction	Residential mortgage	Home equity	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$237	$945	$2	$214	$175	$164	$1,737
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	30	—	30
Provisions	32	75	1	286	(41)	50	403

Ending balance	$269	$1,020	$3	$500	$164	$214	$2,170

Ending balance: individually evaluated for impairment	$18	$509	$—	$403	$—	$—	$930

Ending balance: collectively evaluated for impairment	$251	$511	$3	$97	$164	$214	$1,240

Loans receivables:
Ending balance	$31,960	$97,908	$1,500	$119,228	$35,118		$285,714

Ending balance: individually evaluated for impairment	$59	$1,863	$—	$1,436	$—		$3,358

Ending balance: collectively evaluated for impairment	$31,901	$96,045	$1,500	$117,792	$35,118		$282,356

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Commercial construction	—	—	—	—	—
Residential mortgage	—	—	—	—	—
Home equity	—	—	—	—	—

With an allowance recorded:
Commercial and industrial	$59	$59	$18	$60	$2
Commercial real estate	1,863	1,863	509	1,865	62
Commercial construction	—	—	—	—	—
Residential mortgage	1,436	1,436	403	1,572	52
Home equity	—	—	—	—	—

Total:
Commercial and industrial	$59	$59	$18	$60	$2
Commercial real estate	1,863	1,863	509	1,865	62
Commercial construction	—	—	—	—	—
Residential mortgage	1,436	1,436	403	1,572	52
Home equity	—	—	—	—	—

NOTE 5 – FAIR VALUE MEASUREMENTS AND DISCLOSURES

Management uses its best judgment in estimating the fair value of the Company’s assets and liabilities; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all assets and liabilities, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective reporting dates and have not been re-evaluated or updated subsequent to those respective dates. As such, the estimated fair values of these assets and liabilities subsequent to the respective reporting dates may be different than the amounts reported at each reporting date. Accounting guidance related to fair value measurements and disclosures establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2010 and June 30, 2010 are as follows:

(In thousands)
Description	December 31, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Securities available for sale	$23,602	$—	$23,497	$105

Description	June 30, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Securities available for sale	$29,346	$—	$29,237	$109

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended December 31, 2010:

	Three Months Ended December 31, 2010	Six Months Ended December 31, 2010
(In thousands)

Beginning balance	$109	$109

Principal repayments	(4)	(9)
Unrealized gains included in other comprehensive income	—	5

Ending balance, December 31, 2010	$105	$105

Level 3 securities consist of trust preferred securities at December 31, 2010 and June 30, 2010.

For assets measured at fair value on a nonrecurring basis at December 31, 2010 and June 30, 2010, the fair value measurements by level within the fair value hierarchy are as follows:

(In thousands)
Description	December 31, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$2,428	$—		$2,428

Foreclosed assets	$193	$—		$193

Description	June 30, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$1,993	$—		$1,993

Foreclosed assets	$193	$—		$193

The methods and assumptions used to estimate the fair values included in the above tables are included in the disclosures that follow.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate fair values at December 31, 2010 and June 30, 2010:

Cash and Cash Equivalents (Carried at Cost)

The carrying amounts of cash and short-term instruments approximate fair value.

Securities Available for Sale (Carried at Fair Value)

The fair values of securities available for sale, excluding trust preferred securities, are determined by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

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

Securities Held to Maturity (Carried at Amortized Cost)

A review of the investment portfolio may indicate that certain securities held to maturity are impaired. If necessary, the Company performs fair value modeling and evaluations on these securities. All processes and controls associated with determination of the fair value of those securities are consistent with those performed for securities available for sale.

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

Mortgage Servicing Rights (Carried at Lower of Cost or Fair Value)

At origination, the Company estimates the fair value of mortgage servicing rights at 1% of the principal balances of loans sold. The Company amortizes that amount over the estimated period of servicing revenues or charges the entire amount to income upon prepayment of the related loan. Due to the small size of the balance of mortgage servicing rights at December 31, 2010 and June 30, 2010, the Company did not perform any further analysis or estimate their fair values. Therefore, the Company has disclosed that the carrying amounts of mortgage servicing rights approximate fair value.

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

The estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2010		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Financial assets:
Cash and cash equivalents	$14,204	$14,204	$36,046	$36,046
Interest bearing deposits with other banks	5,612	5,612	5,072	5,072
Securities available for sale	23,602	23,602	29,346	29,346
Securities held to maturity	4,007	4,104	4,637	4,809
Federal Home Loan Bank stock	3,469	3,469	3,883	3,883
Loans receivable, net	283,841	292,258	276,098	283,876
Accrued interest receivable	1,209	1,209	1,206	1,206
Mortgage servicing rights	91	91	63	63

Financial liabilities:
Deposits	227,699	229,017	233,441	235,186
Securities sold under agreements to repurchase	13,357	13,645	20,292	20,539
Federal Home Loan Bank Advances	31,176	34,257	36,834	39,929
Accrued interest payable	210	210	241	241

Off-Balance sheet financial instruments	—	—	—	—

NOTE 6 – GUARANTEES

The Company has not issued any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of December 31, 2010, the Company had $491 thousand of outstanding letters of credit. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. Management believes that the current amount of the liability as of December 31, 2010 for guarantees under letters of credit issued is not material.

NOTE 7 – EMPLOYEE STOCK OWNERSHIP PLAN

Effective January 1, 2010, the Company adopted an Employee Stock Ownership Plan (ESOP) for eligible employees. The ESOP borrowed $3.7 million from the Company and used those funds to acquire 370,300 shares, or 8%, of the total number of shares issued by the Company in its initial public offering. The shares were acquired at a price of $10.00 per share.

The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 20-year term of the loan with funds from OBA Bank’s contributions to the ESOP and dividends payable on the stock, if any. The interest rate on the ESOP loan is an adjustable rate equal to the lowest prime rate, as published in The Wall Street Journal. The interest rate will adjust annually and will be the prime rate on the first business day of the calendar year.

Shares purchased by the ESOP will be held by a trustee in an unallocated suspense account, and shares will be released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, OBA Bank reports compensation expense based on the average fair value of shares committed to be released with a corresponding credit to stockholders’ equity. Compensation expense recognized for the three months and six months ended December 31, 2010 amounted to $56 thousand and $107 thousand, respectively.

Shares held by the ESOP trust at December 31, 2010 were as follows:

Shares committed to be released	18,515
Unearned shares	351,785

Total ESOP shares	370,300

Fair value of unearned shares, in thousands	$4,862

NOTE 8 – EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. The Company had no dilutive potential common shares for the three or six month periods ended December 31, 2010. Because the mutual to stock conversion was not completed until January 21, 2010, per share earnings data is not presented for the three and six months ended December 31, 2009.

(Dollars in thousands, except per share data)	Three Months Ended December 31, 2010	Six Months Ended December 31, 2010

Basic
Net income	$283	$535

Shares:
Weighted average common shares outstanding	4,272,387	4,270,072

Net income per common share, basic	$0.07	$0.13

NOTE 9 – SUBSEQUENT EVENTS

The Company announced on September 27, 2010 that the Bank entered into a definitive agreement with EagleBank, Bethesda, Maryland to transfer a portion of the deposits of OBA Bank’s Washington, D.C. branch located at 700 7th Street, NW to EagleBank. EagleBank will operate a branch office at that location. The transaction was completed on January 21, 2011. The total amount of deposits transferred to Eagle Bank was approximately $10.5 million.

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

Other expenses include expenses for charitable contributions, advertising and marketing, attorneys, accountants and consultants, franchise taxes, insurance, office supplies, postage, telephone, and other miscellaneous operating expenses.

Critical Accounting Policies and Estimates

There are no material changes to the critical accounting policies disclosed in OBA Financial Services, Inc.’s Form 10-K for the fiscal year ended June 30, 2010.

Comparison of Financial Condition at December 31, 2010 and June 30, 2010

Assets. Total assets decreased $19.9 million, or 5.3%, to $354.2 million at December 31, 2010 from $374.1 million at June 30, 2010. The decrease was primarily due to a decrease in cash and cash equivalents and securities available for sale partially offset by an increase in total loans.

Cash and Cash equivalents. Cash and cash equivalents decreased $21.8 million, or 60.6%, due primarily to an increase in total loans outstanding and a decrease in interest-bearing deposits, Federal Home Loan Bank borrowings, and repurchase agreements.

Loans. At December 31, 2010, total gross loans were $286.0 million. During the six months ended December 31, 2010, the loan portfolio increased $8.2 million, or 2.9%. The increase was primarily due to an increase of $25.9 million in total commercial loans partially offset by a reduction in fixed rate residential mortgage loans of $18.0 million. The reduction in the fixed rate residential mortgage loan portfolio is a result of management’s decision to sell newly-originated, longer-term (primarily 30 year) fixed rate one- to four-family residential real estate loans to mitigate interest rate risk, as well as prepayments exceeding other originations that were held in the portfolio.

Allowance for Loan Losses.

The following table summarizes activity in the allowance for loan losses for the three and six months ended December 31, 2010 and 2009:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2010	2009	2010	2009

Balance at beginning of period	$1,925	$1,315	$1,737	$1,167
Provision for (recovery of) loan losses	245	(55)	403	93
Loans (charged-off) / recovered, net	—	(136)	30	(136)

Balance at end of period	$2,170	$1,124	$2,170	$1,124

Ratios:
Net charge-offs (recoveries) to average loans	—%	0.19%	(0.02)%	0.10%
Allowance for loan losses to loans	0.76	0.41	0.76	0.41

At December 31, 2010, the allowance for loan losses was $2.2 million compared with $1.1 million at December 31, 2009, $1.7 million at June 30, 2010, and $1.9 million at September 30, 2010. The allowance for loan losses as a percentage of total loans at December 31, 2010 was 0.76% compared to 0.41% at December 31, 2009, 0.63% at June 30, 2010, and 0.67% at September 30, 2010. Net charge-offs (recoveries) as a percentage of average loans were 0.00 % for the three months ended December 31, 2010 and 0.19% for the three months ended December 31, 2009. Net charge-offs (recoveries) as a percentage of average loans were (0.02)% for the six months ended December 31, 2010 and 0.10% for the six months ended December 31, 2009. The increase in the allowance for loan losses for the three months ended December 31, 2010 was primarily a result of an increase in total commercial loans, an increase the allowance requirement for home equity loans and home equity lines of credit, and an increase in the specific allowances due to troubled debt restructure loans partially offset by a reduction in total classified assets and fixed rate residential mortgage loans, as discussed in “Loans” in “Comparison of Financial Condition at December 31, 2010 and June 30, 2010.”

Non-performing Assets. Loans are placed on non-accrual status when payment of principal or interest is 90 days or more delinquent. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if both principal and interest payments are brought current, there has been a period of sustained performance (generally six months), and full payment of principal and interest is expected. At December 31, 2010 and June 30, 2010, the Company had $653 thousand and $639 thousand in total non-performing assets, respectively.

The following table summarizes non-performing assets as of December 31, 2010 and June 30, 2010:

(in thousands)	December 31, 2010	June 30, 2010

Non-performing assets
Non-accrual loans:
One-to four-family residential	$460	$446

Total non-accrual loans	460	446
Other real estate owned	193	193

Total non-performing assets	$653	$639

Asset quality ratios:
Non-performing loans to total loans	0.16%	0.16%
Non-performing assets to total assets	0.18	0.17

Non-performing loan and asset ratios are effectively unchanged since June 30, 2010. The non-performing loans to total loans ratio remained unchanged at 16 basis points as of December 31, 2010 as compared to June 30, 2010. The non-performing assets to total assets ratio increased one basis point from 17 basis points as of June 30, 2010 to 18 basis points as of December 31, 2010.

Troubled Debt Restructurings. Loans are periodically modified to make concessions to help a borrower remain current on the loan and to avoid foreclosure. Generally, the Bank does not forgive principal or interest on loans or modify the interest rate on loans to rates that are below market rates. At December 31, 2010 and June 30, 2010, the Bank had $3.2 million and $3.4 million of these modified loans, respectively. At December 31, 2010, the Bank had $1.1 million in one- to four family residential mortgage loans and home equity loans and lines of credit that were considered troubled debt restructures. At December 31, 2010, the Bank had $2.1 million in commercial real estate loans that were considered troubled debt restructures. At June 30, 2010, the Bank had $1.9 million in one- to four-residential real estate loans and home equity loans and lines of credit that were considered troubled debt restructures. At June 30, 2010, the Bank had $1.5 million in commercial real estate loans that were considered troubled debt restructures.

Securities. At December 31, 2010, the securities portfolio totaled $27.6 million, or 7.8% of total assets as compared to $34.0 million, or 9.1%of total assets, at June 30, 2010.

Deposits. During the six months ended December 31, 2010, deposits decreased by $5.7 million, or 2.5%. The decrease resulted primarily from the reduction of higher cost deposits partially offset by an increase in lower cost checking account balances. Specifically, total certificates of deposit decreased by $4.6 million, and total money market accounts decreased by $4.7 million. Total checking accounts increased by $4.0 million.

Borrowings. During the six months ended December 31, 2010, total borrowings decreased $12.6 million, or 16.3%, as management continued to allow higher cost borrowings to run off. At December 31, 2010, Federal Home Loan Bank advances totaled $31.2 million, or 11.4% of total liabilities, and decreased by $5.7 million, or 15.4%. Repurchase agreements totaled $13.4 million, or 4.9% of total liabilities and decreased by $6.9 million, or 4.9%, from June 30, 2010.

At December 31, 2010, the Company had access to additional Federal Home Loan Bank advances of up to $51.9 million.

Equity. Equity totaled $80.6 million and $80.2 million for the periods ending December 31 and June 30, 2010, respectively. The increase of $374 thousand was primarily the result of increased retained earnings partially offset by a decrease in accumulated other comprehensive income.

Capital and Liquidity. The Company’s goal is to maintain a strong capital position that supports its strategic goals while, at the same time, exceeding regulatory standards. At December 31, 2010, the Bank exceeded all regulatory minimum capital requirements and met the definition of a “well-capitalized” institution; total risk-based capital ratio exceeding 10%, Tier 1 risk-based capital ratio exceeding 6%, and leverage capital ratio exceeding 5%.

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

Comparison of Operating Results for the Three Months Ended December 31, 2010 and 2009

General. Net income increased $186 thousand to $283 thousand for the three months ended December 31, 2010 from $97 thousand for the three months ended December 31, 2009. The increase in net income was primarily a result of an increase in net interest income of $639 thousand, or 26.2%, and non-interest income of $372 thousand. This was partially offset by increases in the provision for loan losses of $300 thousand and non-interest expense of $410 thousand, or 17.8%.

Net Interest Income. Net interest income increased $639 thousand, or 26.2%, to $3.1 million for the three months ended December 31, 2010, compared to $2.4 million for the three months ended December 31, 2009. Interest expense decreased $585 thousand, or 35.6%, for the three months ended December 31, 2010 as low market interest rates resulted in the reduction of the cost of deposits and borrowings. Interest and dividend income increased $54 thousand, or 1.3%, for the three months ended December 31, 2010. The net interest margin was 3.76% for the three months ended December 31, 2010, compared to 2.89% for the three months ended December 31, 2009. The improvement in the net interest margin was the result of a decrease in the average cost of interest-bearing liabilities of 56 basis points and an increase in the average yield of interest-earning assets of 21 basis points.

Interest and Dividend Income. Interest and dividend income increased $54 thousand, or 1.3%, to $4.1 million for the three months ended December 31, 2010 compared to the three months ended December 31, 2009. Interest income on loans increased $147 thousand, or 4.0%, to $3.9 million for the three months ended December 31, 2010 from $3.7 million for the three months ended December 31, 2009, as the average yield on loans increased twelve basis points, to 5.38% for the three months ended December 31, 2010 from 5.26% for the three months ended December 31 2009, reflecting an increase in commercial loans and the run-off of lower yielding residential mortgage loans.

Average loans increased $4.3 million, or 1.5%, reflecting an average balance increase in consumer and commercial loans of $671 thousand and $31.0 million, respectively, for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009. This reflects the recent focus on originating commercial loans. Commercial loans generally carry higher yields and assist in managing interest rate risk. The increase in the consumer and commercial portfolios were partially offset by a reduction in the average balance of one- to four-family residential real estate loans of $27.4 million for the three months ended December 31, 2010. The reduction resulted from management’s decision to sell newly-originated, longer-term (primarily 30 year) fixed-rate one- to four-family residential real estate loans to help mitigate interest rate risk, as well as, prepayments exceeding other originations that were held in the portfolio. Interest income on securities decreased $98 thousand, or 27.0%, to $266 thousand for the three months ended December 31, 2010 from $364 thousand for the three months ended December 31, 2009, as the average yield on securities decreased 114 basis points to 3.40% for the three months ended December 31, 2010 from 4.54% for the three months ended December 31, 2009, reflecting continued low market interest rates and prepayments of higher yielding securities within the mortgage backed securities portfolio.

Interest Expense. Interest expense decreased $585 thousand, or 35.6%, to $1.1 million for the three months ended December 31, 2010 from $1.6 million for the three months ended December 31, 2009. Interest expense on both deposits and borrowings decreased. Continued low market interest rates and a decrease in higher-cost certificates of deposit allowed for the reduction of deposit interest expense by $336 thousand, or 34.5%, as the average rate paid on deposits decreased 48 basis points to 1.24% for the three months ended December 31, 2010 from 1.71% for three months ended December 31, 2009.

Interest expense on borrowings decreased $249 thousand, or 37.3%, to $418 thousand for the three months ended December 31, 2010 from $667 thousand for the three months ended December 31, 2009, due to a $20.2 million, or 27.5%, decrease in the average balance of borrowings, primarily in Federal Home Loan Bank advances, as well as, a 48 basis points decrease in the average cost of borrowings to 3.07% for the three months ended December 31, 2010 from 3.55% for the three months ended December 31, 2009, reflecting continued low market interest rates and the run-off of higher cost borrowings.

Provision for Loan Losses. The Company’s provision for loan losses for the three months ended December 31, 2010 was $245 thousand, an increase of $300 thousand from the credit to provision for loan losses of $55 thousand in the three month period ended December 31, 2009. The credit to provision for loan losses in the three month period ended December 31, 2009 was the result of the payoff of one loan and a lower loss on that loan than was previously allocated. The provision for loan losses for the three months ended December 31, 2010 was primarily a result of an increase in total net loans, including an increase in commercial loans, an increase in the allowance requirement for home equity loans and home equity lines of credit, and an increase in the specific allocation of the allowance due to troubled debt restructure loans partially offset by a reduction in fixed rate residential mortgage loans and a reduction in total classified assets. For further discussion related to the “Provision for Loan Losses,” see “Allowance for Loan Losses.” For a further discussion related to loan portfolio performance, see “Non-performing Assets.”

Non-Interest Income. The following table summarizes changes in non-interest income (loss) between the three months ended December 31, 2010 and 2009.

	Three Months Ended December 31,		Change
	2010	2009	$	%
	(In thousands)

Customer service fees	$104	$122	$(18)	(14.8)%
Loan servicing fees	11	12	(1)	(8.3)
Bank owned life insurance income	78	87	(9)	(10.3)
Other non-interest income	45	22	23	104.5

Non-interest income before net gains and impairment on investment securities	238	243	(5)	(2.1)

Impairment losses on investment securities	—	(326)	326	(100.0)
Net gain on sale of loans	70	19	51	—

Net gains & impairment losses	70	(307)	377	(122.8)

Total non-interest income (loss)	$308	$(64)	$372	—

Total non-interest income before net gains and impairment on investment securities was essentially unchanged for the quarter ended December 31, 2010 from December 31, 2009 having decreased $5 thousand to $238 thousand. Customer service fees decreased $18 thousand to $104 thousand for the quarter ended December 31, 2010. Other non-interest income increased $23 thousand to $45 thousand for the quarter ended December 31, 2010. Net gains on the sale of loans increased $51 thousand to $70 thousand for the quarter ended December 31, 2010. Impairment losses on investment securities were zero for the quarter ended December 31, 2010, a decrease of $326 thousand from the quarter ended December 31, 2009. The decrease is the result of the Company’s previous sale of its bank and bank holding company pooled trust preferred securities in March 2010. The reduction in impairment losses on investment securities is primarily the reason behind the increase of $372 thousand in the total non-interest income (loss) for the quarter ended December 31, 2010 to $308 thousand as compared to a $64 thousand loss for the quarter ended December 31, 2009.

Non-Interest Expense. The following table summarizes changes in non-interest expense between the three months ended December 31, 2010 and 2009.

	Three Months Ended December 31,		Change
	2010	2009	$	%
	(In thousands)

Salaries and employee benefits	$1,449	$1,217	$232	19.1%
Occupancy and equipment	470	390	80	20.5
Data processing	179	162	17	10.5
Directors’ fees	79	78	1	1.3
FDIC assessments	71	97	(26)	(26.8)
Other non-interest expense	469	363	106	29.2

Total non-interest expense	$2,717	$2,307	$410	17.8

Salaries and employee benefits increased $232 thousand, or 19.1%, to $1.4 million for the quarter ended December 31, 2010 from $1.2 million for the quarter ended December 31, 2009. The Company hired four commercial bankers as part of the business strategy to increase the commercial loan portfolios and a manager of the residential real estate department. Additionally, $56 thousand of expenses associated with the Employee Stock Ownership Plan, which was not in existence in 2009, are included in salaries and employee benefits for the three months ended December 31, 2010. Occupancy and equipment includes costs for the opening of one branch and costs for repairs to other branches. Other non-interest expense increased primarily due to increased legal and accounting costs necessary to operate as a public company and professional fees associated with the hiring of the aforementioned commercial bankers.

Income Taxes. The Company recorded an income tax expense of $138 thousand for the three months ended December 31, 2010, reflecting an effective tax rate of 32.8%, compared to income tax expense of $23 thousand for the three months ended December 31, 2009, reflecting an effective tax rate of 19.2%. The difference between the effective tax rate and statutory rate is primarily due to the amount of income received from bank-owned life insurance, which is tax-free for federal and state tax purposes, relative to total pre-tax income for each period.

Comparison of Operating Results for the Six months ended December 31, 2010 and 2009

General. Net income increased $393 thousand to $535 thousand for the six months ended December 31, 2010 from $142 thousand for the six months ended December 31, 2009. The increase in net income was primarily a result of an increase in net interest income of $1.2 million, or 25.9%, and non-interest income of $608 thousand. This was partially offset by an increase in the provision for loan losses of $310 thousand and non-interest expense of $873 thousand, or 19.3%.

Net Interest Income. Net interest income increased $1.2 million, or 25.9%, to $6.0 million for the six months ended December 31, 2010, compared to $4.8 million for the six months ended December 31, 2009. Interest expense decreased $1.2 million, or 35.5%, for the six months ended December 31, 2010 as low market interest rates resulted in the reduction of the cost of deposits and borrowings and higher cost deposits and borrowings were allowed to run-off. The net interest margin was 3.61% for the six months ended December 31, 2010, compared to 2.84% for the six months ended December 31, 2009. The improvement in the net interest margin was the result of a decrease in the average cost of interest-bearing liabilities of 59 basis points and an increase of seven basis points in the average yield on interest-earning assets.

Interest and Dividend Income. Interest and dividend income was essentially unchanged for the six months ending December 31, 2010 as compared to the six months ending December 31, 2009. Interest and dividend income increased $39 thousand, or 0.5%, to $8.2 million for the six months ended December 31, 2010. Interest income on loans increased $160 thousand, or 2.1%, to $7.6 million for the six months ended December 31, 2010 from $7.4 million for the six months ended December 31, 2009, as the average yield on loans increased eleven basis points, to 5.37% for the six months ended December 31, 2010 from 5.26% for the six months ended December 31 2009, reflecting an increase in commercial loans and a continued reduction in the one- to four-family residential real estate loans.

Total average loans were unchanged at $280.9 million for the six-months ended December 31, 2010. Average balances increased in consumer and commercial loans $559 thousand and $26.8 million, respectively, for the six months ended December 31, 2010 as compared to the six months ended December 31, 2009, reflecting the recent focus on originating commercial loans. Commercial loans generally carry higher yields and assist in managing interest rate risk. The increase in the consumer and commercial loan portfolios were partially offset by a reduction of an average of $27.5 million, or 19.1%, as compared to an average balance of $143.6 million for the six months ended December 31, 2009. The reduction resulted from management’s decision to sell newly-originated, longer-term (primarily 30 year) fixed-rate one- to four-family residential real estate loans to help mitigate interest rate risk, as well as prepayments exceeding other originations that were held in the portfolio. The average balance of one- to four-family residential real estate loans was $116.1 million for the six months ended December 31, 2010.

Interest income on securities decreased $166 thousand to $545 thousand for the six months ended December 31, 2010 from $711 thousand for the six months ended December 31, 2009, as the average yield on securities decreased 98 basis points to 3.59% for the six months ended December 31, 2010 from 4.57% for the six months ended December 31, 2009, reflecting continued low market interest rates and prepayments within the mortgage backed securities portfolio. The average balance of securities decreased $802 thousand to an average balance of $30.4 million for the six months ended December 31, 2010.

Interest Expense. Interest expense decreased $1.2 million, or 35.5%, to $2.2 million for the six months ended December 31, 2010 from $3.4 million for the six months ended December 31, 2009. Interest expense on both deposits and borrowings decreased. Continued low market interest rates and a decrease in higher-cost certificates of deposit allowed for the reduction of deposit interest expense by $750 thousand, or 36.3%, as the average rate paid on deposits decreased 54 basis points to 1.26% for the six months ended December 31, 2010 from 1.80% for six months ended December 31, 2009. The average balance of deposits decreased $20.5 million to an average balance of $204.3 million for the six months ended December 31, 2010.

Interest expense on borrowings decreased $454 thousand, or 34.2%, to $875 thousand for the six months ended December 31, 2010 from $1.2 million for the six months ended December 31, 2009. The reduction was due to a $17.7 million, or 24.4%, decrease in the average balance of borrowings, primarily in Federal Home Loan Bank advances, as well as, a 46 basis points decrease in the average cost of borrowings to 3.12% for the six months ended December 31, 2010 from 3.58% for the six months ended December 31, 2009; reflecting continued low market interest rates.

Provision for Loan Losses. The Company’s provision for loan losses for the six months ended December 31, 2010 was $403 thousand, an increase of $310 thousand from $93 thousand in the six month period ended December 31, 2009. The provision for loan losses for the six months ended December 31, 2010 was primarily a result of an increase in total net loans, including an increase in commercial loans, an increase in the allowance requirement for home equity loans and home equity lines of credit, and an increase in the specific allocation of the allowance due to troubled debt restructure loans partially offset by a reduction in fixed rate residential mortgage loans and a reduction in total classified assets. For further discussion related to the provision for loan losses, see “Allowance for Loan Losses.” For a further discussion related to loan portfolio performance, see “Non-performing Assets.”

Non-Interest Income. The following table summarizes changes in non-interest income (loss) between the six months ended December 31, 2010 and 2009.

	Six Months Ended December 31,		Change
	2010	2009	$	%
	(In thousands)

Customer service fees	$220	$242	$(22)	(9.1)%
Loan servicing fees	22	24	(2)	(8.3)
Bank owned life insurance income	148	169	(21)	(12.4)
Other non-interest income	76	41	35	85.4

Non-interest income before net gains and impairment on investment securities	466	476	(10)	(2.1)

Impairment losses on investment securities	—	(550)	550	(100.0)
Net gain on the sale of investments	—	3	(3)	(100.0)
Net gain on sale of loans	95	24	71	—

Net gains & impairment losses	95	(523)	618	(118.2)

Total non-interest income (loss)	$561	$(47)	$608	—

Total non-interest income before net gains and impairment on investment securities was essentially unchanged for the quarter ended December 31, 2010 from December 31, 2009 having decreased $10 thousand to $466 thousand. Customer service fees decreased $22 thousand to $220 thousand and other non-interest income increased $35 thousand to $76 thousand for the quarter ended December 31, 2010. In addition, Bank owned life insurance income decreased $21 thousand to $148 thousand. Net gains on the sale of loans increased $71 thousand to $95 thousand for the quarter ended December 31, 2010. Impairment on investment securities was zero for the quarter ended December 31, 2010, a decrease of $550 thousand from the quarter ended December 31, 2009. The decrease is the result of the Company’s previous sale of its bank and bank holding company backed pooled trust preferred securities in March 2010. The reduction in impairment on investments is primarily the reason behind the increase of $608 thousand in the total non-interest income (loss) for quarter ended December 31, 2010 as compared to a $47 thousand loss for quarter ended December 31, 2009.

Non-Interest Expense. The following table summarizes changes in non-interest expense between the six months ended December 31, 2010 and 2009.

	Six Months Ended December 31,		Change
	2010	2009	$	%
	(In thousands)

Salaries and employee benefits	$2,910	$2,398	$512	21.4%
Occupancy and equipment	921	764	157	20.5
Data processing	338	315	23	7.3
Directors’ fees	167	153	14	9.2
FDIC assessments	148	192	(44)	(22.9)
Other non-interest expense	918	707	211	29.8

Total non-interest expense	$5,402	$4,529	$873	19.3

Salaries and benefits increased $512 thousand, or 21.4%, to $2.9 million for the period ended December 31, 2010 from $2.4 million for the period ended December 31, 2009. In connection with the mutual-to-stock conversion, the Company increased the depth of the management team by hiring a new Chief Financial Officer. The Company also hired four commercial bankers as part of the business strategy to increase the commercial loan portfolios and a manager of the residential real estate department. Additionally, $107 thousand of expenses associated with the Employee Stock Ownership Plan, which was not in existence in 2009, are included in salaries and employee benefits for the six months ended December 31, 2010. Occupancy and equipment includes costs for the opening of one branch and costs for repairs to other branches. Other non-interest expense increased primarily due to increased legal and accounting costs necessary to operate as a public company and professional fees associated with the hiring of the aforementioned commercial bankers.

Income Taxes. The Company recorded an income tax expense of $263 thousand for the six months ended December 31, 2010, reflecting an effective tax rate of 32.9%, compared to income tax benefit of $12 thousand for the six months ended December 31, 2009, reflecting an effective tax rate of (9.2)%. The difference between the effective tax rate and statutory rate is primarily due to the amount of income received from bank-owned life insurance, which is tax-free for federal and state tax purposes, relative to total pre-tax income for each period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required, as the Registrant is a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2010. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of December 31, 2010, the Company was not subject to any legal actions.

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

OBA FINANCIAL SERVICES, INC.
(Registrant)

Date: February 11, 2011	/S/ CHARLES E. WELLER
Charles E. Weller
President and Chief Executive Officer

Date: February 11, 2011	/S/ DAVID A. MILLER
David A. Miller
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Charles E. Weller, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of David A. Miller, Senior Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of Charles E. Weller, President and Chief Executive Officer, and David A. Miller, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.