Form 10-Q
period 2011-03-31
OBA Financial Services, Inc.
filed 2011-05-13
CIK 1471088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2011

or

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

4,628,750 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of May 12, 2011.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Condition (Unaudited)

	March 31, 2011	June 30, 2010
(In thousands, except share data)
Assets:
Cash and due from banks	$16,073	$16,946
Federal funds sold	4,745	19,100

Cash and cash equivalents	20,818	36,046
Interest bearing deposits with other banks	4,865	5,072
Securities available for sale	21,817	29,346
Securities held to maturity (fair value of $3,862 and $4,809)	3,753	4,637
Federal Home Loan Bank stock, at cost	3,469	3,883
Loans	284,254	277,835
Less: allowance for loan losses	2,188	1,737

Net loans	282,066	276,098
Premises and equipment, net	6,158	6,231
Bank owned life insurance	8,522	8,297
Other assets	4,503	4,485

Total assets	$355,971	$374,095

Liabilities:
Deposits:
Noninterest-bearing	$25,934	$23,499
Interest-bearing	189,755	209,942

Total deposits	215,689	233,441
Securities sold under agreements to repurchase	15,182	20,292
Federal Home Loan Bank advances	41,647	36,834
Advance payments from borrowers for taxes and insurance	1,181	2,262
Other liabilities	1,403	1,044

Total liabilities	275,102	293,873

Stockholders’ Equity:
Preferred stock (par value $.01); authorized 50,000,000 shares; no shares issued or outstanding	-	-
Common stock (par value $.01); authorized 100,000,000 shares; issued and outstanding 4,628,750 shares at March 31, 2011 and June 30, 2010	46	46
Additional paid-in capital	44,793	44,759
Unearned ESOP shares	(3,472)	(3,610)
Retained earnings	39,018	38,284
Accumulated other comprehensive income	484	743

Total stockholders’ equity	80,869	80,222

Total liabilities and stockholders’ equity	$355,971	$374,095

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
(In thousands, except per share data)
Interest and Dividend Income:
Loans receivable, including fees	$3,784	$3,583	$11,391	$11,030
Investment securities:
Interest - taxable	256	291	840	1,002
Dividends	5	-	14	15
Federal funds sold	8	53	39	72

Total interest and dividend income	4,053	3,927	12,284	12,119

Interest Expense:
Deposits	596	816	1,910	2,880
Federal Home Loan Bank advances	298	493	1,042	1,698
Securities sold under agreements to repurchase	51	54	182	178

Total interest expense	945	1,363	3,134	4,756

Net interest income	3,108	2,564	9,150	7,363
Less provision for loan losses	189	680	592	773

Net interest income after provision for loan losses	2,919	1,884	8,558	6,590

Non-Interest Income (Loss):
Customer service fees	91	110	311	352
Loan servicing fees	10	12	32	36
Bank owned life insurance income	78	85	226	254
Impairment losses on investment securities:
Total other-than-temporary impairment losses	-	(428)	-	(512)
Losses previously recognized in other comprehensive income before taxes	-	(904)	-	(1,370)

Net impairment losses recognized in income	-	(1,332)	-	(1,882)

Other gains (losses)	(4)	27	91	54
Other non-interest income	15	27	91	68

Total non-interest income (loss)	190	(1,071)	751	(1,118)

Non-Interest Expense:
Salaries and employee benefits	1,563	1,313	4,473	3,711
Occupancy and equipment	415	375	1,336	1,139
Data processing	199	176	537	491
Directors’ fees	74	73	241	226
FDIC assessments	52	155	200	347
Other non-interest expense	521	291	1,439	998

Total non-interest expense	2,824	2,383	8,226	6,912

Income (loss) before income taxes	285	(1,570)	1,083	(1,440)
Income tax expense (benefit)	86	(636)	349	(648)

Net income (loss)	$199	$(934)	$734	$(792)

Basic earnings (loss) per share	$0.05	$(0.22)	$0.17	$(0.19)

Basic weighted average shares outstanding (1)	4,277,016	4,258,516	4,272,353	4,258,516

(1) Fiscal year 2010 calculated from the effective date of January 21, 2010 to the period end

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited)

Nine Months Ended March 31, 2011 and 2010

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
(In thousands)

Balances at July 1, 2009	$-	$-	$-	$38,994	$(492)	$38,502

Comprehensive income:
Net loss				(792)		(792)
Other comprehensive income (loss), net of tax:
Unrealized losses on debt securities for which a portion of impairment has been recognized in income, net of tax benefit of ($199)					(313)	(313)
Net unrealized gains on other available for sale securities, net of tax of $144					228	228
Reclassification adjustment for other-than-temporary impairment losses included in income, net of tax of $734					1,148	1,148
Reclassification adjustment for gain on sales of investments, net of tax benefit of ($1)					(2)	(2)

Total comprehensive income						269

Issuance of 4,628,750 shares of common stock net of offering cost	46	44,758				44,804
Purchase of 370,300 ESOP shares			(3,703)			(3,703)
ESOP shares committed to be released (4,629 shares)		2	46			48

Balances, March 31, 2010	$46	$44,760	$(3,657)	$38,202	$569	$79,920

Balances at July 1, 2010	$46	$44,759	$(3,610)	$38,284	$743	$80,222

Comprehensive income:
Net income				734		734
Other comprehensive loss, net of tax:
Net unrealized losses on available for sale securities, net of tax benefit of ($166)					(259)	(259)

Total comprehensive income						475

ESOP shares committed to be released (13,886 shares)		34	138			172

Balances, March 31, 2011	$46	$44,793	$(3,472)	$39,018	$484	$80,869

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
(in thousands)	2011	2010
Operating Activities:
Net income (loss)	$734	$(792)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	592	773
Depreciation and amortization of premises and equipment	492	402
Net amortization (accretion) of securities premiums and discounts	130	(7)
Net gains on sale of investment securities	-	(3)
Impairment losses on investment securities	-	1,882
Proceeds from sales of loans held for sale	3,527	2,478
Originated loans held for sale	(3,428)	(2,427)
Net gains on sales of loans	(99)	(51)
Amortization of net deferred loan (fees) costs	(26)	8
Write-down of foreclosed assets	88	-
Net gain on sale of deposits	(80)	-
Earnings on investment in bank-owned life insurance	(226)	(254)
ESOP expense	172	48
Amortization of mortgage servicing rights	7	4
Amortization of brokered deposit premiums	21	22
Changes in other assets and liabilities, net	444	(2,110)

Total adjustments	1,614	765

Net cash provided by (used in) operating activities	2,348	(27)

Investing Activities:
Principal collections and maturities of securities available for sale	6,983	5,431
Principal collections and maturities of securities held to maturity	875	5,227
Proceeds from sales of securities available for sale	-	2,579
Purchases of securities available for sale	-	(2,475)
Purchases of securities held to maturity	-	(9,983)
Redemption of Federal Home Loan Bank Stock, net	414	-
Decrease in interest bearing deposits with other Banks, net	207	-
Loan purchases	(4,140)	(200)
Loan originations less principal collections	(2,413)	17,394
Purchases of premises and equipment	(588)	(217)
Purchases of bank-owned life insurance	-	(2,500)

Net cash provided by investing activities	1,338	15,256

Financing Activities:
Sale of deposits	(10,421)	-
Decrease in other deposits	(7,115)	(8,441)
Net decrease in securities sold under agreements to repurchase	(5,110)	(656)
FHLB Advances	15,000	4,300
Repayment of advances from the FHLB	(10,187)	(18,838)
Net decrease in advance payments from borrowers for taxes and insurance	(1,081)	(1,087)
Proceeds from issuance of common stock, net of costs	-	41,101

Net cash (used in) provided by financing activities	(18,914)	16,379

(Decrease) increase in cash and cash equivalents	(15,228)	31,608
Cash and cash equivalents at beginning of period	36,046	33,657

Cash and cash equivalents at end of period	$20,818	$65,265

Supplemental Disclosures:
Interest paid	$3,106	$4,802
Income taxes paid	423	81
Non cash investing activities:
Loans transferred to foreclosed assets	-	47
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

OBA is a community-oriented bank which provides a variety of financial services to individuals and small businesses through its offices in Montgomery and Howard counties of Maryland. Its primary deposits are demand and time certificate accounts and its primary lending products are residential and commercial mortgage loans.

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

Operating results for the three and nine months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011 or any other interim period. The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes filed on

Form 10-K for the fiscal year ended June 30, 2010.

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

Accounting Standards Update 2011-01

The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings required by Update 2010-20 for public entities. Under the effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods ending on or after December 15, 2010. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is effective for interim and annual periods ending after June 15, 2011(see ASU 2011-02 below). The deferral in this amendment was effective upon issuance.

Accounting Standards Update 2011-02

In April 2011, The FASB issued this Update to clarify the accounting principles applied to loan modifications, as defined by FASB ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors. The Update clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession. For public entities, the amendments in the Update are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The entity should also disclose information required by ASU

2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which had previously been deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. This update is not expected to have a material impact on the Company’s consolidated financial statements.

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

The components of other comprehensive income (loss) and related tax effects are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(In thousands)
Unrealized losses on debt securities for which a portion of impairment has been recognized in income	$-	$(428)	$-	$(512)
Unrealized gains (losses) on other available for sale securities	14	81	(425)	372
Reclassification adjustment for OTTI losses included in income	-	1,332	-	1,882
Reclassification adjustment for gain on sale of investments	-	-	-	(3)

Net unrealized gains (losses)	14	985	(425)	1,739
Tax effect	5	384	(166)	678

Net of tax amount	$9	$601	$(259)	$1,061

Accumulated other comprehensive income consists of the following:

	March 31, 2011	June 30, 2010
	(In thousands)

Net unrealized gains on available for sale securities	$793	$1,218
Tax effect	(309)	(475)

Total	$484	$743

NOTE 3 – SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2011
Securities available for sale:
Debt Securities:
Residential mortgage-backed securities (1)	$20,852	$800	$-	$21,652
Trust preferred securities	122	-	(7)	115

Total debt securities available for sale	20,974	800	(7)	21,767
Equity Securities	50	-	-	50

Total securities available for sale	21,024	800	(7)	21,817

Securities held to maturity:
Debt Securities:
Residential mortgage-backed securities (1)	3,753	109	-	3,862

Total debt securities held to maturity	3,753	109	-	3,862

Total investment securities	$24,777	$909	$(7)	$25,679

June 30, 2010
Securities available for sale:
Debt Securities:
Residential mortgage-backed securities (1)	$27,944	$1,243	$-	$29,187
Trust preferred securities	135	-	(26)	109

Total debt securities available for sale	28,079	1,243	(26)	29,296
Equity Securities	50	-	-	50

Total securities available for sale	28,129	1,243	(26)	29,346

Securities held to maturity:
Debt Securities:
Residential mortgage-backed securities (1)	4,637	172	-	4,809

Total debt securities held to maturity	4,637	172	-	4,809

Total investment securities	$32,766	$1,415	$(26)	$34,155

(1)

All residential mortgage-backed securities were issued by United States government agencies including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company had no private label residential mortgage-backed securities at March 31, 2011 and June 30, 2010 or during the nine months or year then ended, respectively.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2011 are as follows:

	Available for sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Due after ten years	$122	$115	$-	$-
Residential mortgage-backed securities	20,852	21,652	3,753	3,862

Total	$20,974	$21,767	$3,753	$3,862

At March 31, 2011 and June 30, 2010, the carrying amount of securities pledged to secure repurchase agreements was $22.4 million and $22.3 million, respectively.

The following table presents a summary of cumulative credit losses related to other-than-temporary impairment charges recognized in income for trust preferred securities during the nine months ended March 31, 2011 and 2010:

	Nine Months Ended March 31,
	2011	2010
	(In thousands)

Beginning balance of cumulative credit losses	$-	$1,020
Additions to credit losses recorded on securities	-	550
Reduction for securities sold	-	(1,570)

Ending balance of cumulative credit losses	$-	$-

During the quarter ended March 31, 2010, the Company re-evaluated its intent regarding the pooled trust preferred securities. Due to the continued deterioration in the financial condition of some issuers, lack of improvement in the securities’ liquidity, the amount of management’s time and related costs of monitoring, valuing, and accounting for the securities and tax related considerations, the Company decided to sell the securities. Consequently, the Company has zero cumulative credit losses related to other-than-temporary impairment charges at March 31, 2010 and 2011.

Information pertaining to securities with gross unrealized losses at March 31, 2011 and June 30, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

March 31, 2011
Trust preferred securities	$-	$-	$7	$115	$7	$115

Total	$-	$-	$7	$115	$7	$115

June 30, 2010
Trust preferred securities	$-	$-	$26	$109	$26	$109

Total	$-	$-	$26	$109	$26	$109

At March 31, 2011, the Company owned one trust preferred security backed by insurance and insurance holding companies. The pooled trust preferred security is in the senior tranche and is rated AA by the rating agency Fitch and A+ by the rating agency Moody’s. The security was purchased at par. The decline in the fair value of this security has been caused by (1) collateral deterioration due to failures and credit concerns across the financial services sector, (2) the widening of credit spreads for asset-backed securities, and (3) general illiquidity and, as a result, inactivity in the market for these securities.

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

NOTE 4 – CREDIT QUALITY OF LOANS AND ALLOWANCE FOR LOAN LOSSES

Various Company policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets, or portions of assets, classified as losses are those considered uncollectible and of such little value that their continuance as an asset is not warranted. Assets that do not expose the Company to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are required to be designated as Special Mention.

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

Commercial real estate loans generally have greater credit risks compared to one- to four-family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related business and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.

Commercial business loans generally have greater credit risks compared to one- to four-family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on commercial business loans typically depends on the successful operation of the related business and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.

Generally, the Company underwrites commercial real estate loans at a loan-to-value ratio of 75% or less and residential real estate loans are underwritten at a loan-to-value ratio not exceeding 80%. In the event that a loan becomes past due, management will conduct visual inspections of collateral properties and/or review publicly available information, such as online databases, to ascertain property values. The Company may request a formal third party appraisal for various reasons including, but not limited to, age of previous appraisal, changes in market condition, and changes in borrower’s condition. For loans initially determined to be impaired loans, the Company utilizes the ascertained or appraised property value in determining the appropriate specific allowance for loan losses attributable to a loan. In addition, changes in the appraised value of properties securing loans can result in an increase or decrease in the general allowance for loan losses as an adjustment to the historical loss experience due to qualitative and environmental factors.

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

The components of loans receivable are as follows:

March 31,
(in thousands)	2011
Commercial and Industrial	$36,965
Commercial Real Estate	92,632
Commercial Construction	1,000
Residential Mortgage	117,536
Home Equity	35,841

Loans	$283,974
Net deferred loan (fees) costs	280
Allowance for loan losses	(2,188)

Net loans	$282,066

The following table presents the classes of the loan portfolio summarized by loan rating within the Company’s internal risk rating system as of March 31, 2011:

	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial and Industrial	$34,901	$2,008	$56	$-	$36,965
Commercial Real Estate	80,788	4,763	7,081	-	92,632
Commercial Construction	1,000	-	-	-	1,000
Residential Mortgage	116,496	-	1,040	-	117,536
Home Equity	35,841	-	-	-	35,841

Total	$269,026	$6,771	$8,177	$-	$283,974

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

The performance and credit quality of the loan portfolio is also monitored by the analyzing of the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due and non-accrual status as of March 31, 2011:

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Non-Accrual Loans
(In thousands)
Commercial and Industrial	$-	$-	$-	$-	$36,965	$36,965	$-
Commercial Real Estate	5,309	559	-	5,868	86,764	92,632	-
Commercial Construction	-	-	-	-	1,000	1,000	-
Residential Mortgage	55	-	-	55	117,481	117,536	459
Home Equity	195	-	-	195	35,646	35,841	-

Total	$5,559	$559	$-	$6,118	$277,856	$283,974	$459

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

The following table sets forth the activity in and allocation of the allowance for loan losses by loan portfolio class as of and for the three months ended March 31, 2011.

	Commercial and industrial	Commercial real estate	Commercial construction	Residential mortgage	Home equity	Unallocated	Total
(In thousands)
Allowance for loan losses:
Beginning Balance	$269	$1,020	$3	$500	$164	$214	$2,170
Charge-offs	-	77	-	15	79	-	171
Recoveries	-	-	-	-	-	-	-
Provisions	(30)	170	(1)	(201)	253	(2)	189

Ending balance	$239	$1,113	$2	$284	$338	$212	$2,188

Allowance for Loan Losses:
Ending allowance balance related to loans:
Individually evaluated for impairment	$-	$372	$-	$90	$-	$-	$462
Collectively evaluated for impairment	239	741	2	194	338	212	1,726

Total ending allowance balance	$239	$1,113	$2	$284	$338	$212	$2,188

Loans receivable:
Ending loan balance
Individually evaluated for impairment	$-	$7,080	$-	$699	$-		$7,779
Collectively evaluated for impairment	36,965	85,552	1,000	116,837	35,841		276,195

Total ending loan balance	$36,965	$92,632	$1,000	$117,536	$35,841		$283,974

The following table summarizes information in regards to impaired loans by loan portfolio class as of March 31, 2011:

	As of the end of the period			For the three months ended March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
With No Related Allowance Recorded:
Commercial Real Estate	$5,780	$5,857	$-	$3,169	$-
Residential Mortgage

Total with no allowance recorded	$5,780	$5,857	$-	$3,169	$-

With an Allowance Recorded:
Commercial Real Estate	$1,300	$1,300	$372	$1,302	$15
Residential Mortgage	699	699	90	700	13

Total with allowance recorded	$1,999	$1,999	$462	$2,002	$28

Total:
Commercial Real Estate	$7,080	$7,157	$372	$4,471	$15
Residential Mortgage	699	699	90	700	13

Total	$7,779	$7,856	$462	$5,171	$28

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2011 and June 30, 2010 are as follows:

(In thousands)		(Level 1)
Description	March 31, 2011	Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Securities available for sale:
Residential mortgage-backed securities	$21,652	$-	$21,652	$-
Trust preferred securities	115	-	-	115
Equity Securities	50	-	50	-

Total securities available for sale	$21,817	$-	$21,702	$115

Description	June 30, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Securities available for sale:
Residential mortgage-backed securities	$29,187	$-	$29,187	$-
Trust preferred securities	109	-	-	109
Equity Securities	50	-	50	-

Total securities available for sale	$29,346	$-	$29,237	$109

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended March 31, 2011:

	Three Months Ended March 31, 2011	Nine Months Ended March 31, 2011
(In thousands)

Beginning balance	$105	$109

Principal repayments	(4)	(13)
Unrealized gains included in other comprehensive income	14	19

Ending balance, March 31, 2011	$115	$115

Level 3 securities consist of trust preferred securities at March 31, 2011 and June 30, 2010.

For assets measured at fair value on a nonrecurring basis at March 31, 2011 and June 30, 2010, the fair value measurements by level within the fair value hierarchy are as follows:

(In thousands)		(Level 1)
Description	March 31, 2011	Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$1,537	$-	$-	$1,537

Foreclosed assets	$105	$-	$-	$105

Description	June 30, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$1,993	$-	$-	$1,993

Foreclosed assets	$193	$-	$-	$193

The methods and assumptions used to estimate the fair values included in the above tables are included in the disclosures that follow.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate fair values at March 31, 2011 and June 30, 2010:

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

Loans Receivable (Carried at Cost)

The fair values of loans (except impaired loans) are estimated using discounted cash flow analyses which use market rates at the statement of condition date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts.

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

Mortgage Servicing Rights (Carried at Lower of Cost or Fair Value)

At origination, the Company estimates the fair value of mortgage servicing rights at 1% of the principal balances of loans sold. The Company amortizes that amount over the estimated period of servicing revenues or charges the entire amount to income upon prepayment of the related loan. Due to the small size of the balance of mortgage servicing rights at March 31, 2011 and June 30, 2010, the Company did not perform any further analysis or estimate their fair values. Therefore, the Company has disclosed that the carrying amounts of mortgage servicing rights approximate fair value.

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

The estimated fair values of the Company’s financial instruments were as follows:

	March 31, 2011		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Financial assets:
Cash and cash equivalents	$20,818	$20,818	$36,046	$36,046
Interest bearing deposits with other banks	4,865	4,865	5,072	5,072
Securities available for sale	21,817	21,817	29,346	29,346
Securities held to maturity	3,753	3,862	4,637	4,809
Federal Home Loan Bank stock	3,469	3,469	3,883	3,883
Loans receivable, net	282,066	289,622	276,098	283,876
Accrued interest receivable	1,215	1,215	1,206	1,206
Mortgage servicing rights	91	91	63	63

Financial liabilities:
Deposits	215,689	216,737	233,441	235,186
Securities sold under agreements to repurchase	15,182	15,432	20,292	20,539
Federal Home Loan Bank Advances	41,647	44,113	36,834	39,929
Accrued interest payable	269	269	241	241

Off-Balance sheet financial instruments	-	-	-	-

NOTE 6 – GUARANTEES

The Company has not issued any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of March 31, 2011, the Company had $541 thousand of outstanding letters of credit. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. Management believes that the current amount of the liability as of March 31, 2011 for guarantees under letters of credit issued is not material.

NOTE 7 – EMPLOYEE STOCK OWNERSHIP PLAN

Effective January 1, 2010, the Company adopted an Employee Stock Ownership Plan (ESOP) for eligible employees. The ESOP borrowed $3.7 million from the Company and used those funds to acquire 370,300 shares, or 8%, of the total number of shares issued by the Company in its initial public offering. The shares were acquired at a price of $10.00 per share.

The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 20-year term of the loan with funds from OBA Bank’s contributions to the ESOP and dividends payable on the stock, if any. The interest rate on the ESOP loan is an adjustable rate equal to the lowest prime rate, as published in The Wall Street Journal. The interest rate adjusts annually and is the prime rate on the first business day of the calendar year.

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, OBA Bank reports compensation expense based on the average fair value of shares committed to be released with a corresponding credit to stockholders’ equity. Compensation expense recognized for the three months and nine months ended March 31, 2011 amounted to $65 thousand and $172 thousand, respectively. Compensation expense for the three and nine months ended March 31, 2010 was $48 thousand for both periods as the Company adopted the ESOP plan during the third quarter of fiscal year 2010.

Shares held by the ESOP trust at March 31, 2011 were as follows:

Allocated shares	23,144
Unreleased shares	347,156

Total ESOP shares	370,300

Fair value of unreleased shares, in thousands	$5,041

NOTE 8 – EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. The Company had no potentially dilutive common shares for the three or nine month periods ended March 31, 2011 and 2010.

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in thousands, except per share data)	2011	2010	2011	2010

Basic
Net income (loss)	$199	$(934)	$734	$(792)

Shares:
Weighted average common shares outstanding (1)	4,277,016	4,258,516	4,272,353	4,258,516

Net income (loss) per common share, basic	$0.05	$(0.22)	$0.17	$(0.19)

(1) Fiscal year 2010 calculated from the effective date of January 21, 2010 to the period end

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Expenses

The expenses the Company incurs in operating its business consist primarily of salaries and employee benefits, occupancy and equipment expense, external processing fees, FDIC assessments, Director fees, and other non-interest expenses.

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

Comparison of Financial Condition at March 31, 2011 and June 30, 2010

Assets. Total assets decreased $18.1 million, or 4.8%, to $356.0 million at March 31, 2011 from $374.1 million at June 30, 2010. The decrease was primarily due to a decrease in cash and cash equivalents and securities available for sale partially offset by an increase in total loans.

Cash and Cash equivalents. At March 31, 2011, Cash and cash equivalents decreased $15.2 million, or 42.2%, to $20.8 million primarily due to an increase in total loans outstanding and a decrease in interest-bearing deposits and repurchase agreements partially offset by a decrease in securities available for sale and an increase in Federal Home Loan Bank borrowings.

Loans. At March 31, 2011, total gross loans were $284.3 million. At March 31, 2011, the loan portfolio increased $6.4 million, or 2.3%, from $277.8 million at June 30, 2010. The increase was primarily due to an increase of $31.2 million in total commercial loans partially offset by a reduction in fixed rate residential mortgage loans of $23.4 million. The reduction in the fixed rate residential mortgage loan portfolio is a result of management’s decision to, generally, sell newly-originated, longer-term (primarily 30 year) fixed rate one- to four-family residential real estate loans to mitigate interest rate risk, as well as, prepayments exceeding other originations that were held in the portfolio. For further detail, see “Note 4 – Credit Quality of Loans and Allowance for Loan Losses” in the accompanying financial statements.

Allowance for Loan Losses.

The following table summarizes activity in the allowance for loan losses for the three and nine months ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2011	2010	2011	2010
Balance at beginning of period	$2,170	$1,124	$1,737	$1,167
Provision for loan losses	189	680	592	773
Loans charged-off, net	(171)	(500)	(141)	(636)

Balance at end of period	$2,188	$1,304	$2,188	$1,304

Ratios:
Net charge-offs to average loans	0.25%	0.75%	0.07%	0.30%
Allowance for loan losses to total loans	0.77	0.49	0.77	0.49

At March 31, 2011, the allowance for loan losses was $2.2 million compared with $1.3 million at March 31, 2010, $1.7 million at June 30, 2010, $1.9 million at September 30, 2010, and $2.2 million at December 31, 2010. The allowance for loan losses as a percentage of total loans at March 31, 2011 was 0.77% compared to 0.49% at March 31, 2010, 0.63% at June 30, 2010, 0.67% at September 30, 2010, and 0.76% at December 31, 2010. Net charge-offs as a percentage of average loans were 0.25% for the three months ended March 31, 2011 and 0.75% for the three months ended March 31, 2010. Net charge-offs as a percentage of average loans were 0.07% for the nine months ended March 31, 2011 and 0.30% for the nine months ended March 31, 2010. At March 31, 2011, the Bank had $7.9 million in impaired loans as compared to $2.6 million at June 30, 2010. Total impaired loans are primarily made up of two loan relationships with not-for-profit entities that had collateral value well in excess of the loan value. Based on the value of the collateral, no specific allowances were required for these loans. The increase in the allowance for loan losses for the nine months ended March 31, 2011 was primarily a result of an increase in total loans and total commercial loans, an increase in the allowance requirement for home equity loans and home equity lines of credit, an increase in total classified assets, the partial charge-off of three loans, one each of residential fixed rate mortgage, home-equity, and commercial real estate loans, partially offset by a decrease in total residential mortgage loans, as discussed in “Loans” in “Comparison of Financial Condition at March 31, 2011 and June 30, 2010.”

Non-performing Assets. Loans are placed on non-accrual status when payment of principal or interest is 90 days or more delinquent. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if both principal and interest payments are brought current, there has been a period of sustained performance (generally six months), and full payment of principal and interest is expected. At March 31, 2011 and June 30, 2010, the Company had $564 thousand and $639 thousand in total non-performing assets, respectively. These totals represent one residential mortgage loan and one property in Other Real Estate Owned.

The following table summarizes non-performing assets as of March 31, 2011 and June 30, 2010:

(in thousands)	March 31, 2011	June 30, 2010

Non-performing assets
Non-accrual loans:
One-to four-family residential	$459	$446

Total non-accrual loans	459	446
Other real estate owned	105	193

Total non-performing assets	$564	$639

Asset quality ratios:
Non-performing loans to total loans	0.16%	0.16%
Non-performing assets to total assets	0.16	0.17

Non-performing loan and asset ratios are effectively unchanged since June 30, 2010. The non-performing loans to total loans ratio remained unchanged at 16 basis points as of March 31, 2011 as compared to June 30, 2010. The non-performing assets to total assets ratio decreased one basis point from 17 basis points as of June 30, 2010 to 16 basis points as of March 31, 2011. For further detail, see “Note 4 – Credit Quality of Loans and Allowance for Loan Losses” in the accompanying financial statements.

Troubled Debt Restructurings. Loans are periodically modified to make concessions to help a borrower remain current on the loan and to avoid foreclosure. Generally, the Bank does not forgive principal or interest on loans or modify the interest rate on loans to rates that are below market rates. At March 31, 2011 and June 30, 2010, the Bank had $2.9 million and $3.4 million of these modified loans, respectively. At March 31, 2011, the Bank had $1.0 million in one- to four family residential mortgage loans and home equity loans and lines of credit that were considered troubled debt restructures. At March 31, 2011, the Bank had $1.9 million in commercial real estate loans that were considered troubled debt restructures. At June 30, 2010, the Bank had $1.9 million in one- to four-residential real estate loans and home equity loans and lines of credit that were considered troubled debt restructures. At June 30, 2010, the Bank had $1.5 million in commercial real estate loans that were considered troubled debt restructures.

Securities. At March 31, 2011, the securities portfolio totaled $25.6 million, or 7.2% of total assets as compared to $34.0 million, or 9.1% of total assets, at June 30, 2010.

Deposits. At March 31, 2011, deposits decreased by $17.8 million, or 7.6% to $215.7 million from $233.4 million at June 30, 2010. The decrease resulted primarily from sale of the Bank’s Washington D.C. branch to EagleBank in January 2011 and a reduction of higher cost deposits partially offset by an increase in non-interest bearing checking account balances. Specifically, total certificates of deposit decreased by $7.8 million, total money market accounts decreased by $5.7 million, and total checking accounts decreased by $3.6 million while non-interest bearing checking accounts increased by $2.4 million, or 10.4%.

Borrowings. At March 31, 2011, total borrowings were essentially unchanged from June 30, 2010 having decreased $297 thousand, or 0.5%, to $56.8 million. Repurchase agreements decreased $5.1 million, or 25.2%, to $15.2 million, or 5.5% of total liabilities at March 31, 2011. At March 31, 2011, Federal Home Loan Bank advances totaled $41.6 million, or 15.1% of total liabilities; an increase of $4.8 million, or 13.1% from June 30, 2010. This increase was primarily the result of a $12.0 million short term borrowing used as the initial funding mechanism for the sale of the Bank’s Washington D.C. branch to EagleBank, and a $3.0 million term borrowing offset by the maturity of $10.1 million in higher costing long term borrowings.

At March 31, 2011, the Company had access to additional Federal Home Loan Bank advances of up to $41.5 million.

Equity. Equity totaled $80.9 million and $80.2 million at March 31, 2011 and June 30, 2010, respectively. The increase of $646 thousand was primarily the result of net income partially offset by a decrease in accumulated other comprehensive income.

Capital and Liquidity. The Company’s goal is to maintain a strong capital position that supports its strategic goals while, at the same time, exceeding regulatory standards. At March 31, 2011, the Bank exceeded all regulatory minimum capital requirements and met the definition of a “well-capitalized” institution; total risk-based capital ratio exceeding 10%, Tier 1 risk-based capital ratio exceeding 6%, and leverage capital ratio exceeding 5%.

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

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010

General. Net income increased $1.1 million to $199 thousand for the three months ended March 31, 2011 from a net loss of $934 thousand for the three months ended March 31, 2010. The increase in net income was primarily a result of an increase in non-interest income of $1.3 million, net interest income of $544 thousand, or 21.2%, and a decrease in the provision for loan losses of $491 thousand partially offset by an increase in non-interest expense of $441 thousand, or 18.5%, and income tax expense of $722 thousand.

Net Interest Income. Net interest income increased $544 thousand, or 21.2%, to $3.1 million for the three months ended March 31, 2011, compared to $2.6 million for the three months ended March 31, 2010. Interest expense decreased $418 thousand, or 30.7%, for the three months ended March 31, 2011 as low market interest rates resulted in the reduction of the cost of deposits and borrowings. Interest and dividend income increased $126 thousand, or 3.2%, for the three months ended March 31, 2011. The net interest margin was 3.92% for the three months ended March 31, 2011, compared to 3.25% for the three months ended March 31, 2010. The improvement was the result of an increase in average net interest-earning assets of $36.4 million and the increase of 14 basis points on those interest-earning assets. Average net interest-bearing liabilities decreased $35.2 million while the average cost of interest-bearing liabilities decreased 41 basis points.

Interest and Dividend Income. Interest and dividend income increased $126 thousand, or 3.2%, to $4.1 million for the three months ended March 31, 2011 compared to $3.9 million for the three months ended March 31, 2010. Interest income on loans increased $201 thousand, or 5.6%, to $3.8 million for the three months ended March 31, 2011 from $3.6 million for the three months ended March 31, 2010, as the average yield on loans increased seven basis points, to 5.42% for the three months ended March 31, 2011 from 5.35% for the three months ended March 31, 2010, reflecting an increase in commercial loans and the run-off of residential mortgage loans. The increase in interest income on loans was partially offset by a decrease in interest on investments and fed funds sold which decreased $80 thousand, or 23.3%, to $264 thousand for the three months ended March 31, 2011 from $344 thousand for the three months ended March 31, 2010.

Total average loans increased $11.5 million, or 4.2%, reflecting an average balance increase in commercial loans of $41.3 million to $139.6 million for the three months ended March 31, 2011 and a decrease in residential mortgage loans of $28.9 million, or 21.9%, to $102.7 million and a decrease in consumer loans of $933 thousand, or 2.2%, to $40.7 million for the three months ended March 31, 2011 as compared to $131.6 million and $41.6 million, respectively, for the three months ended March 31, 2010. The balance changes reflect the continued focus on originating commercial loans. Commercial loans generally carry higher yields and assist in managing interest rate risk. The reduction in the average balance of the residential real estate loans resulted from management’s decision, generally, to sell newly-originated, longer-term (primarily 30 year) fixed-rate residential real estate loans to help mitigate interest rate risk.

Interest income on securities decreased $35 thousand, or 12.0%, to $256 thousand for the three months ended March 31, 2011 from $291 thousand for the three months ended March 31, 2010, as the average yield on securities decreased 80 basis points to 3.02% for the three months ended March 31, 2011 from 3.82% for the three months ended March 31, 2010, reflecting continued low market interest rates and prepayments of higher yielding securities within the mortgage backed securities portfolio.

Interest Expense. Interest expense decreased $418 thousand, or 30.7%, to $945 thousand for the three months ended March 31, 2011 from $1.4 million for the three months ended March 31, 2010. Continued low market interest rates and a decrease in higher-cost certificates of deposit allowed for the reduction of deposit interest expense by $220 thousand, or 27.0%, as the average rate paid on deposits decreased 25 basis points to 1.25% for the three months ended March 31, 2011 from 1.50% for three months ended March 31, 2010.

Interest expense on borrowings decreased $198 thousand, or 36.2%, to $349 thousand for the three months ended March 31, 2011 from $547 thousand for the three months ended March 31, 2010, due to a $9.3 million, or 14.9%, decrease in the average balance of borrowings, primarily in Federal Home Loan Bank advances, as well as, an 88 basis points decrease in the average cost of borrowings to 2.64% for the three months ended March 31, 2011 from 3.53% for the three months ended March 31, 2011, reflecting continued low market interest rates and the repayment of higher cost borrowings.

Provision for Loan Losses. The Company’s provision for loan losses for the three months ended March 31, 2011 was $189 thousand, a decrease of $491 thousand, or 72.2%, from the provision for loan losses of $680 thousand in the three months ended March 31, 2010. The provision for loan losses in the three months ended March 31, 2010 included the charge-off of one loan in the amount of $500 thousand that until charge-off was a performing asset. The provision for loan losses for the three months ended March 31, 2011 was primarily a result of the partial charge-off of three loans, one each of residential fixed rate mortgage, home-equity, and commercial real estate loans, an increase in total net loans, including an increase in commercial loans, an increase in the allowance requirement for home equity loans and home equity lines of credit, and an increase in classified assets partially offset by a reduction in fixed rate residential mortgage loans. For further discussion related to the “Provision for Loan Losses,” see “Allowance for Loan Losses” in the “Comparison of Financial Condition at March 31, 2011 and June 30, 2010.” For a further discussion related to loan portfolio performance, see “Non-performing Assets” in the “Comparison of Financial Condition at March 31, 2011 and June 30, 2010.”

Non-Interest Income. The following table summarizes changes in non-interest income (loss) between the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,		Change
	2011	2010	$	%
	(In thousands)
Customer service fees	$91	$110	$(19)	(17.3	) %

Loan servicing fees	10	12	(2)	(16.7)

Bank owned life insurance income	78	85	(7)	(8.2)

Other non-interest income	15	27	(12)	(44.4)

Non-interest income before net gains (losses)	194	234	(40)	(17.1)

Impairment losses on investment securities	-	(1,332)	1,332	(100.0)
Net gain on sale of loans	4	27	(23)	(85.2)
Net gain on sale of deposits	80	-	80	-
Write-down of other real estate property	(88)	-	(88)	-

Net losses	(4)	(1,305)	1,301	(99.7)

Total non-interest income (loss)	$190	$(1,071)	$1,261	(117.7)

Total non-interest income increased $1.3 million for the three months ended March 31, 2011 to $190 thousand. Total non-interest income before net losses decreased $40 thousand, or 17.1%, to $194 thousand for the three months ended March 31, 2011 from $234 thousand for the three months ended March 31, 2010. Customer service fees decreased $19 thousand, or 17.3%, to $91 thousand for the three months ended March 31, 2011. Other non-interest income decreased $12 thousand, or 44.4%, to $15 thousand for the three months ended March 31, 2011.

Net losses decreased $1.3 million to $4 thousand for the three months ended March 31, 2011 from $1.3 million for the three months ended March 31, 2010. There were no impairment losses on investment securities for the three months ended March 31, 2011, a decrease of $1.3 million from the three months ended March 31, 2010. The decrease is the result of the Company’s previous sale of its bank and bank holding company pooled trust preferred securities in March 2010. The reduction in impairment losses on investment securities is primarily the reason behind the increase of $1.3 million in the total non-interest income (loss) for the three months ended March 31, 2011 to net income of $190 thousand as compared to a net loss of $1.1 million for the three months ended March 31, 2010.

Net gains on the sale of loans decreased $23 thousand, or 85.2%, to $4 thousand for the three months ended March 31, 2011. The Company’s sale of its Washington D.C. branch to EagleBank resulted in gain of $80 thousand in the three months ended March 31, 2011. The Company wrote down its sole Other Real Estate Owned property to $105 thousand at March 31, 2011 from $193 thousand at December 31, 2010.

Non-Interest Expense. The following table summarizes changes in non-interest expense between the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,		Change
	2011	2010	$	%
	(In thousands)

Salaries and employee benefits	$1,563	$1,313	$250	19.0%
Occupancy and equipment	415	375	40	10.7
Data processing	199	176	23	13.1
Directors’ fees	74	73	1	1.4
FDIC assessments	52	155	(103)	(66.5)
Other non-interest expense	521	291	230	79.0

Total non-interest expense	$2,824	$2,383	$441	18.5

Salaries and employee benefits increased $250 thousand, or 19.0%, to $1.6 million for the three months ended March 31, 2011 from $1.3 million for the three months ended March 31, 2010. The Company hired several commercial bankers as part of the business strategy to increase the commercial loan portfolios and a manager of the residential real estate department whom were not employed with the Bank in the three months ended March 31, 2010. Salaries and employee benefits include those additional salaries, as well as, the associated benefits and taxes required. Occupancy and equipment includes costs for repairs to existing branches. Data processing expenses increased $23 thousand, or 13.1%, in the three months ended March 31, 2011. This includes standard upgrades to existing systems. FDIC assessments decreased $103 thousand, or 66.5%, to $52 thousand for the three months ended March 31, 2011 from $155 thousand for the three months ended March 31, 2010. The decrease is primarily the result of a lower FDIC assessment rate due to the Bank’s increased capital level due to the initial public stock offering, a reduction in assessments due to the sale of the Bank’s Washington D.C. branch to EagleBank, and the reduction of excess deposit balances held for potential stockholders in anticipation of the initial public stock offering. Other non-interest expense increased primarily due to increased legal, regulatory, and accounting costs necessary to operate as a public company and increased marketing expenses.

Income Taxes. The Company recorded an income tax expense of $86 thousand for the three months ended March 31, 2011, reflecting an effective tax rate of 30.2%, compared to income tax benefit of $636 thousand for the three months ended March 31, 2010, reflecting an effective tax rate of 40.5%. The income tax benefit received in the three months ended March 31, 2010 is primarily the result of the Bank’s impairment losses on investment securities. The difference between the effective tax rate and statutory rate is primarily due to the amount of income received from bank-owned life insurance, which is tax-free for federal and state tax purposes, relative to total pre-tax income for each period.

Comparison of Operating Results for the Nine months ended March 31, 2011 and 2010

General. Net income increased $1.5 million to $734 thousand for the nine months ended March 31, 2011 from a net loss of $792 thousand for the nine months ended March 31, 2010. The increase in net income was primarily a result of an increase in net interest income of $1.8 million, or 24.3%, and non-interest income of $1.9 million. This was partially offset by an increase in non-interest expense of $1.3 million, or 19.0%.

Net Interest Income. Net interest income increased $1.8 million, or 24.3%, to $9.2 million for the nine months ended March 31, 2011 compared to $7.4 million for the nine months ended March 31, 2010. Interest expense decreased $1.6 million, or 34.1%, for the nine months ended March 31, 2011 as low market interest rates resulted in the reduction of the cost of deposits and borrowings and higher cost deposits and borrowings were allowed to run-off. Interest and dividend income increased $165 thousand, or 1.4%, for the nine months ended March 31, 2011. The net interest margin was 3.71% for the nine months ended March 31, 2011 compared to 2.97% for the nine months ended March 31, 2010. The improvement was the result of an increase in average net interest-earning assets of $35.3 million and the average yield of interest-earning assets increase of nine basis points. Average net interest-bearing liabilities decreased $37.2 million while the average cost of interest-bearing liabilities decreased 53 basis points.

Interest and Dividend Income. Interest and dividend income increased $165 thousand, or 1.4%, to $12.3 million for the nine months ended March 31, 2011 from $12.1 million for the nine months ended March 31, 2010. Interest income on loans increased $361 thousand, or 3.3%, to $11.4 million for the nine months ended March 31, 2011 from $11.0 million for the nine months ended March 31, 2010, as the average yield on loans increased ten basis points, to 5.39% for the nine months ended March 31, 2011 from 5.29% for the nine months ended March 31, 2010, reflecting an increase in commercial loans and a continued reduction in residential real estate loans. The increase in interest income on loans was partially offset by a decrease in interest on investments and fed funds sold which decreased $195 thousand, or 18.2%, to $879 thousand for the nine months ended March 31, 2011 from $1.1 million for the nine months ended March 31, 2010.

Total average loans increased $3.7 million to $281.6 million for the nine months ended March 31, 2011 from $277.8 million for the nine months ended March 31, 2010. Average balances increased in commercial loans by $31.6 million, or 32.5%, to $128.9 million for nine months ended March 31, 2011 as compared to $97.3 million for the nine months ended March 31, 2010, reflecting the recent focus on originating commercial loans. Commercial loans generally carry higher yields and assist in managing interest rate risk. The increase in the commercial loan portfolio was partially offset by a reduction in average residential real estate mortgage loans of $27.9 million, or 20.0%, to $111.7 million for the nine months ended March 31, 2011 as compared to an average balance of $139.6 million for the nine months ended March 31, 2010. The reduction resulted from management’s decision to, generally, sell newly-originated, longer-term (primarily 30 year) fixed-rate residential real estate loans to help mitigate interest rate risk, as well as prepayments exceeding other originations that were held in the portfolio.

Interest income on securities decreased $162 thousand, or 16.2%, to $840 thousand for the nine months ended March 31, 2011 from $1.0 million for the nine months ended March 31, 2010, as the average yield on securities decreased 1.07% to 2.97% for the nine months ended March 31, 2011 from 4.04% for the nine months ended March 31, 2010, reflecting continued low market interest rates and prepayments within the mortgage backed securities portfolio. The average balance of securities increased $4.9 million, or 14.5%, to an average balance of $38.4 million for the nine months ended March 31, 2011.

Interest Expense. Interest expense decreased $1.6 million, or 34.1%, to $3.1 million for the nine months ended March 31, 2011 from $4.8 million for the nine months ended March 31, 2010. Continued low market interest rates and a decrease in higher costing certificates of deposit allowed for the reduction of deposit interest expense by $970 thousand, or 33.7%, as the average rate paid on deposits decreased 45 basis points to 1.25% for the nine months ended March 31, 2011 from 1.70% for nine months ended March 31, 2010. The average balance of deposits decreased $22.3 million, or 10.0%, to an average balance of $200.1 million for the nine months ended March 31, 2011 from $222.4 million for the nine months ended March 31, 2010.

Interest expense on borrowings decreased $652 thousand, or 34.8%, to $1.2 million for the nine months ended March 31, 2011 from $1.9 million for the nine months ended March, 31, 2010. The reduction was due to a $15.0 million decrease, or 21.6%, in the average balance of borrowings, primarily in Federal Home Loan Bank advances, as well as, a 60 basis points decrease in the average cost of borrowings to 2.97% for the nine months ended March 31, 2011 from 3.56% for the nine months ended March 31, 2010; reflecting continued low market interest rates.

Provision for Loan Losses. The Company’s provision for loan losses for the nine months ended March 31, 2011 was $592 thousand, a decrease of $181 thousand, or 23.4%, from $773 thousand in the nine month period ended March 31, 2010. The provision for loan losses for the nine months ended March 31, 2010 included the charge-off of one loan in the amount of $500 thousand that until charge-off was a performing asset. The provision for loan losses for the nine months ended March 31, 2011 was primarily a result of the partial charge-off of three loans, one in each category; residential fixed rate mortgage, home-equity, and commercial real estate loans, an increase in total net loans, including an increase in commercial loans, an increase in the allowance requirement for home equity loans and home equity lines of credit, and an increase in classified assets partially offset by a reduction in fixed rate residential mortgage loans. For further discussion related to the “Provision for Loan Losses,” see “Allowance for Loan Losses” in the

“Comparison of Financial Condition at March 31, 2011 and June 30, 2010.” For a further discussion related to loan portfolio performance, see “Non-performing Assets” in the “Comparison of Financial Condition at March 31, 2011 and June 30, 2010.”

Non-Interest Income. The following table summarizes changes in non-interest income (loss) between the nine months ended March 31, 2011 and 2010.

	Nine Months Ended March 31,		Change
	2011	2010	$	%
	(In thousands)

Customer service fees	$311	$352	$(41)	(11.6	) %
Loan servicing fees	32	36	(4)	(11.1)
Bank owned life insurance income	226	254	(28)	(11.0)
Other non-interest income	91	68	23	33.8

Non-interest income before net gains (losses)	660	710	(50)	(7.0)

Impairment losses on investment securities	-	(1,882)	1,882	(100.0)
Net gain on the sale of investments	-	3	(3)	(100.0)
Net gain on sale of loans	99	51	48	94.1
Net gain on sale of deposits	80	-	80	-
Write-down of other real estate property	(88)	-	(88)	-

Net gains (losses)	91	(1,828)	1,919	(105.0)

Total non-interest income (loss)	$751	$(1,118)	$1,869	(167.2)

Total non-interest income increased $1.9 million for the nine months ended March 31, 2011 to $751 thousand. Total non-interest income before net gains (losses) decreased $50 thousand, or 7.0%, to $660 thousand for the nine months ended March 31, 2011 from $710 thousand for the nine months ended March 31, 2010. Customer service fees decreased $41 thousand, or 11.6%, to $311 thousand for the nine months ended March 31, 2011. Bank owned life insurance income decreased $28 thousand, or 11.0%, to $226 thousand for the nine months ended March 31, 2011 from $254 thousand for the nine months ended March 31, 2010. Other non-interest income increased $23 thousand, or 33.8%, to $91 thousand for the nine months ended March 31, 2011 primarily as a result of increased rental income at the Bank’s headquarters.

Net losses decreased $1.9 million which resulted in a net gain of $91 thousand for the nine months ended March 31, 2011 an increase from the $1.8 million loss for the nine months ended March 31, 2010. There were no impairment losses on investment securities for the nine months ended March 31, 2011, a decrease of $1.9 million from the nine months ended March 31, 2010. The decrease is the result of the Company’s previous sale of its bank and bank holding company pooled trust preferred securities in March 2010. The reduction in impairment losses on investment securities is primarily the reason behind the increase of $1.9 million in the total non-interest income (loss) for the nine months ended March 31, 2011 to net income of $751 thousand as compared to a net loss of $1.1 million for the nine months ended March 31, 2010.

Net gains on the sale of loans increased $48 thousand, or 94.1%, to $99 thousand for the nine months ended March 31, 2011. The Company’s sale of its Washington D.C. branch to EagleBank resulted in gain of $80 thousand in the nine months ended March 31, 2011. The Company wrote down its sole Other Real Estate Owned property to $105 thousand at March 31, 2011 from $193 thousand at June 30, 2010.

Non-Interest Expense. The following table summarizes changes in non-interest expense between the nine months ended March 31, 2011 and 2010.

	Nine Months Ended March 31,		Change
	2011	2010	$	%
	(In thousands)

Salaries and employee benefits	$4,473	$3,711	$762	20.5%
Occupancy and equipment	1,336	1,139	197	17.3
Data processing	537	491	46	9.4
Directors’ fees	241	226	15	6.6
FDIC assessments	200	347	(147)	(42.4)
Other non-interest expense	1,439	998	441	44.2

Total non-interest expense	$8,226	$6,912	$1,314	19.0

Salaries and employee benefits increased $762 thousand, or 20.5%, to $4.5 million for the nine months ended March 31, 2011 from $3.7 million for the nine months ended March 31, 2010. The Company hired several commercial bankers as part of the business strategy to increase the commercial loan portfolios and a manager of the residential real estate department whom were either not employed with the Bank in the nine months ended March 31, 2010 or employed for only part of that period. Salaries and employee benefits include those additional salaries, as well as, the associated benefits and taxes required. Occupancy and equipment includes costs for repairs to existing branches, as well as, the opening of one branch. Data processing expenses increased $46 thousand, or 9.4%, in the nine months ended March 31, 2011. This includes standard upgrades to existing systems. FDIC assessments decreased $147 thousand, or 42.4%, to $200 thousand for the nine months ended March 31, 2011 from $347 thousand for the nine months ended March 31, 2010. The decrease is primarily the result of a lower FDIC assessment rate due to the Bank’s increased capital level due to the initial public stock offering, a reduction in assessments due to the sale of the Bank’s Washington D.C. branch to EagleBank, and the reduction of excess deposit balances held for potential stockholders in anticipation of the initial public stock offering. Other non-interest expense increased $441 thousand, or 44.2%, primarily due to increased legal, regulatory, and accounting costs necessary to operate as a public company and increased marketing expenses.

Income Taxes. The Company recorded an income tax expense of $349 thousand for the nine months ended March 31, 2011, reflecting an effective tax rate of 32.2%, compared to income tax benefit of $648 thousand for the nine months ended March 31, 2010, reflecting an effective tax rate of 45.0%. The income tax benefit received in the nine months ended March 31, 2010 is primarily the result of the Bank’s impairment losses on investment securities. The difference between the effective tax rate and statutory rate is primarily due to the amount of income received from bank-owned life insurance, which is tax-free for federal and state tax purposes, relative to total pre-tax income for each period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required, as the Registrant is a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2011. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of March 31, 2011, the Company was not subject to any legal actions, the outcome of which was expected to have a material effect on our financial condition or results of operations.

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

OBA FINANCIAL SERVICES, INC. (Registrant)

Date: May 13, 2011	/S/ CHARLES E. WELLER
Charles E. Weller
President and Chief Executive Officer

Date: May 13, 2011	/S/ DAVID A. MILLER
David A. Miller
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Charles E. Weller, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of David A. Miller, Senior Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of Charles E. Weller, President and Chief Executive Officer, and David A. Miller, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.