Form 10-K
period 2011-06-30
OBA Financial Services, Inc.
filed 2011-09-28
CIK 1471088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  YES    ☒  NO

The aggregate value of the voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price of the Registrant’s shares of common stock as of December 31, 2010 ($13.82) was $63.0 million.

As of September 23, 2011, there were 4,395,200 shares outstanding of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 2011 Annual Meeting of Stockholders (Part II and III)

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

The Company cautions that a number of important factors could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Such factors include, but are not limited to:

•	prevailing general economic conditions, either nationally or locally in some or all areas in which the Company conducts business;

•	changes in the securities market, the banking industry, or competition among depository and other financial institutions;

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

•

changes in accounting principles, policies, guidelines, and practices, as may be adopted by the Company’s regulatory agencies, the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (“SEC”), and the Public Company Accounting Oversight Board (“PCAOB”), or changes to the Company’s primary banking regulator;

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

OBA Financial Services, Inc.

OBA Financial Services, Inc. is a Maryland corporation that owns 100% of the common stock of OBA Bank (the “Bank”). On January 21, 2010, the Company completed its initial public offering of common stock in connection with the mutual-to-stock conversion of OBA Bancorp, MHC, selling 4,628,750 shares of common stock at $10.00 per share and raising $46.3 million of gross proceeds. Since the completion of the initial public offering, the Company has not engaged in any significant business activity other than owning the common stock of and having deposits in the Bank. At June 30, 2011, the Company had consolidated assets of $386.4 million, consolidated deposits of $257.0 million, and consolidated stockholders’ equity of $80.9 million.

The Company’s executive offices are located at 20300 Seneca Meadows Parkway, Germantown, Maryland 20876. The Company’s telephone number at this address is (301) 916-0742.

OBA Bank

The Bank is a federally chartered savings bank headquartered in Germantown, Maryland. The Bank was organized in 1861, and reorganized into the mutual holding company structure in 2007. The Bank is a wholly-owned subsidiary of OBA Financial Services, Inc. The Bank provides financial services to individuals, families, and businesses through five banking offices located in the Maryland counties of Montgomery and Howard.

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

General

The Bank’s business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in commercial real estate loans, commercial business loans, one- to four-family residential mortgage loans, home equity loans and lines of credit, and investment securities. To a lesser extent, the Bank also originates construction loans and consumer loans. The Bank offers a variety of deposit accounts, including statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts, and individual retirement accounts.

Market Area

The Bank’s operations are conducted from four full-service branch offices located in Montgomery County, Maryland, which is on the northwest border of Washington, D.C., as well as, the Bank’s full-service branch office located in Howard County, Maryland. Government, professional and business services, and education and health services are the leading industries. Maryland has a larger share of professional, technical, and government jobs and a smaller share of manufacturing jobs than the United States.

Maryland has a civilian labor force of approximately three million. The unemployment rate consistently remains below the national average of 9.1%. The state of Maryland unemployment rate is 7.0% for June 2011, down from 7.4% in June of 2010. Unemployment rates for Montgomery and Howard Counties are 5.6% and 5.5%, respectively, showing little variation for the past several quarters.

Total housing starts in the United States are near historic lows, approximately 600 thousand units per year, as compared to the 50-year annual average of 1.5 million units per year. The average sales price of Maryland homes increased from $319,413 in July 2010 to $333,317 in July 2011. The average sales price of homes in Howard County, Maryland decreased to $419,131 during the first seven months of 2011 while Montgomery County, Maryland the average sales price rose to $506,176 during the first seven months of 2011.

Based on the 2009 United States Census data, the median household income for Howard and Montgomery Counties is $101,003 and $92,213, respectively. This ranks Howard County fourth versus all other counties in the United States and ranks Montgomery County eleventh versus all other counties in the United States.

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

Lending Activities

The Bank’s primary lending activities are the origination of commercial real estate loans, commercial business loans, one- to four-family residential mortgage loans, and home equity loans and lines of credit. To a lesser extent, the Bank also originates construction loans and consumer loans.

Commercial Real Estate Loans. At June 30, 2011, $108.8 million, or 38.6%, of the total loan portfolio, consisted of commercial real estate loans as compared to $85.4 million, or 30.7%, at June 30, 2010. Properties securing the Bank’s commercial real estate loans primarily include small office buildings, office suites, and churches. The Bank is seeking to originate more loans for business owner-occupied properties. The Bank typically seeks to originate commercial real estate loans with initial principal balances of $2.5 million or less. All of the Bank’s commercial real estate loans are secured by properties located in the Bank’s primary market area.

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

Commercial Business Loans. At June 30, 2011, commercial business loans totaled $35.9 million, or 12.7%, of the Bank’s total loans as compared to $26.2 million, or 9.4%, of the Bank’s total loans at June 30, 2010. The Bank makes secured and unsecured business loans primarily to small and medium sized businesses primarily located in Montgomery and Howard Counties, Maryland. The Bank is well diversified from an industry perspective with no major concentrations in any industry. Commercial business loans, both fixed and adjustable rate, consist of term loans as well as closed-end and open-end lines of credit for the purpose of current asset financing, equipment purchases, working capital, and other general business purposes. The adjustable-rate is generally indexed to a short-term market rate. The Bank seeks to originate loans with principal balances between $100 thousand and $2.5 million. Generally, The maximum term of a commercial business loan is ten years.

Construction Loans. At June 30, 2011, construction loans totaled $1.2 million, or 0.4%, of the Bank’s total loans as compared to $1.1 million, or 0.4%, of the Bank’s total loans at June 30, 2010. The Bank makes construction loans for rental properties, commercial buildings, and homes built by developers on speculative, undeveloped property. The terms of commercial construction loans are made in accordance with the Bank’s commercial loan policy. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to an 80% loan-to-completed-appraised-value ratio. Generally, before making a commitment to fund a construction loan, the Bank requires an appraisal of the property by a state-certified or state-licensed appraiser. The Bank reviews and inspects all properties before disbursement of funds during the term of the construction loan. Repayment of construction loans on residential properties is normally expected from the property’s eventual rental income, income from the borrower’s operating entity, or the sale of the subject property. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. Construction loans are “interest-only” loans during the construction period, which generally will not exceed twelve months, and convert to permanent, fully amortizing financing following the completion of construction. The Bank typically provides the permanent mortgage financing on the Bank’s construction loans on income-producing property.

One- to Four-Family Residential Mortgage Loans. At June 30, 2011, $97.3 million, or 34.5%, of the Bank’s total loan portfolio consisted of one- to four-family residential mortgage loans as compared to $123.5 million, or 44.5%, at June 30, 2010. The Bank offers fixed-rate and adjustable-rate residential mortgage loans with maturities generally up to 30 years.

One- to four-family residential mortgage loans are generally underwritten according to Freddie Mac guidelines. The Bank refers to loans that conform to such guidelines as “conforming loans.” The Bank generally originates both fixed and adjustable rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which is generally $417 thousand for single-family homes, but is $729,750 for single-family homes located in the Washington, DC metropolitan area. The Bank also originates loans above the amounts for conforming loans, which are referred to as “jumbo loans.” The Bank’s maximum loan amount for jumbo loans is generally $1.0 million. The Bank generally underwrites jumbo loans in a manner similar to conforming loans. Jumbo loans are not uncommon in the Bank’s market area. Loans in excess of $417 thousand are generally originated for retention in the Bank’s loan portfolio.

The Bank originates loans with loan-to-value ratios up to 95%. The Bank generally requires private mortgage insurance for loans with loan-to-value ratios in excess of 80%. During the year ended June 30, 2011, the Bank did not originate any one- to four-family residential mortgage loans with loan-to-value ratios in excess of 80%. The Bank currently retains the servicing rights on loans sold to generate servicing fee income and cross selling opportunities.

The Bank offers special programs for first-time home buyers and low and moderate-income home buyers. Through the Bank’s first-time home buyer program, the borrowers could potentially qualify for grant funds which could be applied as a credit towards closing costs. Under the Bank’s affordable housing program, the Bank waives certain processing and underwriting fees and reduces the appraisal fee for those buyers that meet the program’s qualifications, which for calendar year 2011 are: (i) a maximum sales price of $364,650; (ii) a maximum loan amount of $346,418; and (iii) maximum combined income of $89,300.

Other than the Bank’s loans for the construction of one- to four-family residential mortgage loans and home equity lines of credit, the Bank does not offer “interest only” mortgage loans on one- to four-family residential properties. An interest only loan is defined as the borrower paying interest only for an initial period, after which the loan converts to a fully amortizing loan. Additionally, the Bank does not offer loans that provide for negative amortization of principal, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. The Bank does not offer “subprime loans,” loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios, or “Alt-A loans,” traditionally defined as loans having less than full documentation.

Home Equity Loans and Lines of Credit. At June 30, 2011, $38.8 million, or 13.8%, of the total loan portfolio, consisted of home equity loans and lines of credit as compared to $41.7 million, or 15.0%, at June 30, 2010. Home equity loans and home equity lines of credit are, generally, secured by the borrower’s primary residence or secondary residence. The Bank’s home equity loans are originated with fixed rates of interest and with terms of up to 30 years. Home equity lines of credit have a maximum term of 25 years. The borrower is permitted to draw against the line during the first ten years of the line of credit. During this draw period, repayments are made on an “interest-only” basis. After this initial ten-year draw period, the borrower is required to make payments to principal based on a 15-year amortization.

The home equity lines of credit are currently originated with adjustable rates of interest. Home equity loans and lines of credit are generally underwritten with the same criteria that are used to underwrite one- to four-family residential mortgage loans. For a borrower’s primary residence, home equity loans and lines of credit may be underwritten with a maximum loan-to-value ratio of 90% when combined with the principal balance of the existing mortgage loan, while the maximum loan-to-value ratio on secondary residences and investment properties is 75% when combined with the principal balance of the existing mortgage loan. Generally, the Bank requires that home equity loans and lines of credit be underwritten with a loan-to-value ratio of no greater than 75% when combined with the principal balance of the existing mortgage loan and that, secondary residences and investment properties be underwritten with loan-to-value ratio of 70% when combined with the principal balance of the existing mortgage loan.

The Bank requires appraisals on home equity loans and lines of credit. At the time of closing a home equity loan or line of credit, the Bank records the mortgage to perfect the security interest in the underlying collateral. At June 30, 2011 the Bank’s self-imposed maximum limit for a home equity loan or a line of credit was generally $200 thousand.

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

During the fiscal years ended 2011 and 2010, the Bank did not have to repurchase any loans or provide loss reimbursement on loans sold to Freddie Mac.

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

Management establishes the Bank’s policies and loan approval limits, which are approved by the Board of Directors. Consumer loans in amounts up to $100 thousand, residential real estate loans up to the Freddie Mac conforming loan limit, and commercial loans up to $2.0 million can be approved by designated individual officers or officers acting together with specific lending approval authority. Relationships in excess of these amounts require the approval of the Board of Directors or its loan committee.

The Bank requires appraisals for all real property securing one- to four-family residential, commercial real estate loans and home equity loans and lines of credit. All appraisals are performed by state-licensed or state-certified appraisers. The Bank’s practice is to have local appraisers approved annually by the Board of Directors.

Investments

The Bank’s securities portfolio at June 30, 2011 consisted primarily of mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. Investment securities had an amortized cost of $38.3 million at June 30, 2011. At June 30, 2011, $3.6 million of the securities portfolio was designated as held-to-maturity and $34.7 million of the securities portfolio was classified as available for sale.

See “Management’s Discussion of Financial Condition and Results of Operations—Balance Sheet Analysis—Securities” for a discussion of the recent performance of the Bank’s securities portfolio.

The Bank’s Investment Committee, which is comprised of the Board’s Executive Committee and the Bank’s Chief Financial Officer, has primary responsibility for establishing and overseeing the investment policy. The general investment strategies are developed and authorized by the Investment Committee. The Bank’s President and the Chief Financial Officer are responsible for the execution of specific investment actions. These officers are authorized to execute investment transactions of up to $1.0 million per transaction without the Investment Committee’s prior approval provided the transactions are within the scope of the established investment policy. The investment policy is reviewed annually by the Investment Committee and changes to the policy are subject to approval by the full Board of Directors. Investment policy objectives include providing liquidity necessary to conduct business activities of the Bank, collateral for pledging, a portfolio of high credit quality assets, and enhancing profitability within the overall asset/liability management objectives of the Bank. All gains and losses on securities transactions are reported to the Board of Directors on a monthly basis.

The Bank’s current investment policy permits, among other securities, investments in securities issued by the U.S. Government as well as mortgage-backed securities and direct obligations of Fannie Mae, Freddie Mac and Ginnie Mae. In September 2008, the Federal Housing Finance Agency placed Freddie Mac and Fannie Mae into conservatorship. The U.S. Treasury Department has established financing agreements to ensure that Freddie Mac and Fannie Mae meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed. These actions have not affected the markets for mortgage-backed securities issued by Freddie Mac or Fannie Mae. The Bank’s current investment policy does not permit investment in stripped mortgage-backed securities or derivatives as defined in federal banking regulations, or in other high-risk securities. The investment policy permits, with certain limitations, investments in certificates of deposit, collateralized mortgage obligations, auction rate/money market preferred securities, and mutual funds, limited to adjustable rate mortgage funds. The policy also permits investments in equity securities, generally limited to agency and Federal Home Loan Bank of Atlanta common and preferred stock. The Bank’s investment in equity securities outside the policy’s general limitation totaled $50 thousand at June 30, 2011.

The Bank’s investment policy expressly prohibits the use of the investment portfolio for market-oriented trading activities or speculative purposes unless otherwise approved by the Board of Directors. The Bank does not intend to profit in the investment account from short-term securities price movements. Accordingly, the Bank does not currently have a trading account for investment securities.

Accounting guidance requires that, at the time of purchase, the Bank designate a security as either held to maturity, available-for-sale, or trading, based upon the Bank’s ability and intent to hold the security. Securities available-for-sale and trading securities are reported at fair value and securities held to maturity are reported at amortized cost. A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. The fair values of mortgage-backed securities, which, at June 30, 2011, comprised the significant majority of the investment portfolio, are based on quoted market prices or, when quoted prices in active markets for identical assets are not available, are based on matrix pricing, which is a mathematical technique that relies on the securities’ relationship to other benchmark quoted prices.

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

Deposits. At June 30, 2011 total deposits were $257.0 million. The Bank accepts deposits primarily from the areas in which the Bank’s offices are located. The Bank relies on competitive pricing and products, convenient locations, and quality customer service to attract and retain deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The deposit accounts consist of statement savings accounts, certificates of deposit, money market and regular checking accounts. The Bank accepts deposits through the Certificate of Deposit Account Registry Service (“CDARS”) program, which are classified as brokered deposits for regulatory purposes and can accept brokered deposits.

Interest rates paid, maturity terms, service fees, and withdrawal penalties are reviewed and adjusted on a periodic basis by Management. Deposit rates and terms are based primarily on current operating strategies, market interest rates, liquidity requirements, and the Bank’s deposit growth goals.

Borrowings. The Bank’s borrowings consist of advances from the Federal Home Loan Bank of Atlanta and funds borrowed from securities dealers and customers under repurchase agreements. At June 30, 2011, Federal Home Loan Bank advances totaled $29.6 million, or 9.7% of total liabilities and repurchase agreements totaled $15.6 million, or 5.1% of total liabilities. At June 30, 2011, the Bank had access to additional Federal Home Loan Bank advances of up to $39.5 million. Advances from the Federal Home Loan Bank of Atlanta are secured by pledged mortgage-backed securities, as well as, a blanket pledge on various categories of assets. Repurchase agreements are generally secured by mortgage-backed securities.

Personnel

As of June 30, 2011, the Company had 64 full-time employees and five part-time employees. The Company’s employees are not represented by any collective bargaining group. Management believes that there is a good working relationship with the Company’s employees.

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

Method of Accounting. For federal income tax purposes, the Bank files a consolidated tax return with OBA Financial Services, Inc., reports its income and expenses on the accrual method of accounting, and uses a tax year ending June 30th for filing their consolidated federal income tax returns.

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20.0% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90.0% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At June 30, 2011, the Company had approximately $118 thousand in minimum tax credit carry forwards.

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. However, as a result of recent legislation, subject to certain limitations, the carry back period for net operating losses incurred in 2008 or 2009 (but not both years) has been expanded to five years. At June 30, 2011, the Company had approximately $1.1 million of net operating losses to be carried back and/or forward for federal income tax purposes.

Corporate Dividends. OBA Financial Services, Inc. can exclude from its income 100.0% of dividends received from OBA Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. The Company’s federal income tax returns, as applicable, have not been audited in the most recent five-year period.

State Taxation

The State of Maryland imposes an income tax of approximately 8.25% and the District of Columbia imposes an income tax of approximately 9.975% on income measured substantially the same as federally taxable income, except that U.S. Government interest is not fully taxable. The Company’s state income tax returns, as applicable, have not been audited in the most recent five-year period.

SUPERVISION AND REGULATION

General

The Bank is supervised and examined by the Office of the Comptroller of the Currency (“OCC”) and is subject to examination by the Federal Deposit Insurance Corporation (“FDIC”). This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance funds and depositors, and not for the protection of security holders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and, sensitivity to market interest rates. The OCC examines the Bank and prepares reports on any operating deficiencies for the consideration of its Board of Directors. The Bank also is a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System. The Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), governing reserves to be maintained against deposits and other matters. The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of the Bank’s loan documents.

Any change in these laws or regulations, whether by the FDIC, the OCC, or Congress, could have a material adverse impact on the Company, and its operations.

OBA Financial Services, Inc., as a savings and loan holding company, is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Federal Reserve Board. The Company is also subject to the rules and regulations of the SEC under the federal securities laws.

Certain of the regulatory requirements that are applicable to OBA Bank and OBA Financial Services, Inc. are described below. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on OBA Bank and OBA Financial Services, Inc., and is qualified in its entirety by reference to the actual statutes and regulations.

Dodd-Frank Act

The Dodd-Frank Act has changed current bank regulatory structure and affected the lending, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act eliminated the Company’s former primary federal regulator, the Office of Thrift Supervision (“OTS”), and required the Bank to be regulated by the OCC (the primary federal regulator for national banks) as of July 21, 2011. The Dodd-Frank Act also authorizes the Federal Reserve Board to supervise and regulate all savings and loan holding companies like OBA Financial Services, Inc., in addition to the bank holding companies that it previously regulated. The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect when the statute was enacted, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will continue to be examined for compliance by their applicable bank regulators. The legislation also weakened the federal preemption available for national banks and federal savings associations, and gave state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadened the base for FDIC insurance assessments. Assessments are now based on an institution’s average consolidated total assets less tangible equity capital. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250 thousand per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials. The legislation directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. The Dodd-Frank Act provided for originators of certain securitized loans to retain a percentage of the risk for transferred loans, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage origination.

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended and federal regulations. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities, and certain other assets, subject to applicable limits. The Bank also may establish subsidiaries that may engage in activities not otherwise permissible for the Bank, including real estate investment and securities and insurance brokerage.

Capital Requirements. Federal regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the purchaser’s recourse against the savings bank. In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

At June 30, 2011, the Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.

Qualified Thrift Lender Test. As a federal savings bank, the Bank must satisfy the qualified thrift lender, or (“QTL”), test. Under the QTL test, the Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments,” primarily residential mortgages and related investments, including mortgage-backed securities, in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings bank, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business. the Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code. A savings bank that fails the qualified thrift lender test is subject to certain operating restrictions. In addition, the Dodd-Frank Act made noncompliance with the QTL test potentially subject to agency enforcement action for violation of laws.

Capital Distributions. Federal regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the savings bank’s capital account. A savings bank must file an application for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

•	the savings bank would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition; or

•	the savings bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a regulatory notice at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

Such a notice or application may be disapproved if:

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

Community Reinvestment Act and Fair Lending Laws. All federal savings banks have a responsibility under the Community Reinvestment Act and related federal regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings bank, the OCC is required to assess the savings bank’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by regulators and the Department of Justice. The Bank received an “outstanding” Community Reinvestment Act rating in its most recent federal examination. The Community Reinvestment Act requires all Federal Deposit Insurance-insured institutions to publicly disclose their rating.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by federal regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W promulgated by the Board of Governors of the Federal Reserve System. An affiliate is generally a company that controls, is controlled by, or is under common control with an insured depository institution such as the Bank. OBA Financial Services, Inc. is an affiliate of OBA Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In addition, federal regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Federal regulations require savings banks to maintain detailed records of all transactions with affiliates.

The Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders:

(i)	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

(ii)	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by the Bank’s Board of Directors.

Enforcement. The OCC has primary enforcement responsibility over federal savings banks and has the authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings bank. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25 thousand per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or to recommend to the OCC that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take action under specified circumstances.

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

Prompt Corrective Action Regulations. Under prompt corrective action regulations, the OCC is authorized and, under certain circumstances, required to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

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

Generally, the OCC is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company of the savings bank that is required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings bank’s assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the OCC notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At June 30, 2011, the Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured depository institutions such as the Bank. Deposit accounts in the Bank are insured by the FDIC generally up to a maximum of $250 thousand per separately insured depositor and up to a maximum of $250 thousand for self-directed retirement accounts. The Dodd-Frank Act also extended unlimited deposit insurance on noninterest bearing transaction accounts through December 31, 2012.

The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution’s risk category and certain specified risk adjustments. Stronger institutions pay lower rates while riskier institutions pay higher rates. Previously, the rates for insured institutions varied between seven and 77.5 basis points of assessable deposits.

In February 2011, as required by the Dodd-Frank Act, the FDIC published a rule revising the risk-based deposit insurance assessment system. The rule redefined the assessment base used for calculating deposit insurance assessments, effective April 1, 2011. Under the new rule, assessments are based on an institution’s average consolidated total assets minus average tangible equity, instead of total deposits. The proposed rule also revised the assessment rate schedule to provide for assessments ranging from 2.5 to 45 basis points.

As part of a plan to restore the deposit insurance fund as a result of numerous failures of financial institutions, the FDIC imposed a special assessment on all insured institutions equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009. On November 12, 2009, the FDIC approved a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. Estimated assessments for the fourth quarter of 2009 and for all of 2010 were based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates. In addition, a 5% annual growth in the assessment base was assumed. Prepaid assessments were to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future. Any unused prepayments will be returned to the institution on June 30, 2013. On December 30, 2009, the Bank prepaid $1.4 million in estimated assessment fees for the fourth quarter of 2009 through 2012. At June 30, 2010, the prepaid assessment balance was $885 thousand. Because the prepaid assessments represent the prepayment of future expense, they do not affect regulatory capital (the prepaid asset will have a risk-weighting of 0%) or tax obligations.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. The Bank does not believe it is taking or is subject to any action, condition or violation that could lead to termination of its deposit insurance.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2011, the annualized FICO assessment was equal to 1.00 basis points for each $100 in domestic deposits maintained at an institution.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2011, the Bank was in compliance with these reserve requirements.

Other Regulations

Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

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

The operations of the Bank also are subject to the:

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

Holding Company Regulation

General. OBA Financial Services, Inc. is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, the Company is registered with the Federal Reserve Board and subject to Federal Reserve Board regulations, examinations, supervision and reporting requirements. In addition, the Federal Reserve Board has enforcement authority over the Company and its subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

The functions of the OTS relating to savings and loan holding companies and their subsidiaries, as well as rulemaking and supervision authority over savings and holding companies, were transferred to the Federal Reserve Board on July 21, 2011, as required by the Dodd-Frank Act.

Permissible Activities. The business activities of the Company are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to prior regulatory approval and certain additional activities authorized by federal regulations.

Federal law prohibits a savings and loan holding company, including the Company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Federal Reserve Board. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

(i)	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

(ii)	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, which is currently permitted for bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends. A federal savings bank must notify the Federal Reserve Board at least 30 days before declaring any dividend to its holding company. The dividend notice may be denied under certain circumstances, such as where the dividend raises safety or soundness concerns, the dividend would cause the savings bank to be undercapitalized or the dividend would violate a law, regulation, regulatory condition or enforcement order.

Acquisition. Under the Federal Change in Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company. Under certain circumstances, such as where the company involved has securities registered with the SEC under the Securities Exchange Act of 1934, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the company. That rebuttable presumption applies to the Company. A change in control definitively occurs upon the acquisition of 25% or more of the company’s outstanding voting stock. Under the Change in Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.

Federal Securities Laws

The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934. The Company is subject to the information, proxy solicitation, insider trading restrictions and, other requirements under the Securities Exchange Act of 1934.

OBA Financial Services, Inc. common stock held by persons who are affiliates (generally officers, directors and principal shareholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, the Company’s Chief Executive Officer and Chief Financial Officer are required to certify that the Company’s quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the SEC under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s internal control over financial reporting; they have made certain disclosures to the Company’s auditors and the audit committee of the Board of Directors about the Company’s internal control over financial reporting; and they have included information in the Company’s quarterly and annual reports about their evaluation and whether there have been changes in the Company’s internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. The Company was subject to further reporting requirements beginning with the fiscal year ending June 30, 2011 under the requirements of the Sarbanes-Oxley Act. The Company will prepare policies, procedures and systems designed to ensure compliance with these regulations.

ITEM 1A.	Risk Factors

Readers should carefully consider the following risks prior to making an investment decision regarding OBA Financial Services, Inc. The following risk factors may cause future earnings to be lower or the financial condition less favorable than Management expects. In addition, other risks of which Management is not currently aware or which Management does not believe to be material, may cause earnings to be lower or may cause the financial condition to be worse than expected. Please consider all information contained within this Annual Report on Form 10-K, as well as, the documents incorporated by reference.

The Company intends to continue its emphasis on commercial real estate and commercial business loan originations. Credit risk will increase and a continued downturn in the local real estate market or the local or national economy could adversely affect earnings.

The Company intends to continue its recent emphasis on originating commercial real estate and commercial business loans. Commercial real estate and commercial business loans generally have more risk than the one- to four-family residential real estate loans that we originate. Because the repayment of commercial real estate and commercial business loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. A downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. As the Company’s commercial real estate and commercial business loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase. This increasing risk has contributed to the Company’s need to increase the allowance for loan losses through charges to earnings. Future increases in commercial real estate loans and commercial loans may require additional increases in the Company’s allowance for loan losses through charges to earnings.

The Company has increased its origination and retaining in its portfolio one- to four-family residential real estate loans. A continued downturn in the local real estate market and economy could adversely affect earnings.

The Company has increased its origination and retention in the portfolio of one- to four residential loans. Although the local real estate market and economy have performed better than many other markets, a continued downturn could cause higher unemployment, more delinquencies, and could adversely affect the value of properties securing loans. In addition, the real estate market may take longer to recover or not recover to previous levels. These risks increase the probability of an adverse impact on the Company’s financial results as fewer borrowers would be eligible to borrow and property values could be below necessary levels required for adequate coverage on the requested loan.

A significant portion of the commercial business loan portfolio is unseasoned.

The Company has grown its commercial business loan portfolio to $35.9 million, or 12.7%, of the total loan portfolio, at June 30, 2011 from $5.7 million, or 1.9% of the total loan portfolio, at June 30, 2008. The future performance of this portion of the loan portfolio is difficult to assess due to the recent origination of many of these loans. These loans may have delinquency or charge-off levels above the Company’s historical experience, which could adversely affect future performance.

If the Company’s allowance for loan losses is not sufficient to cover actual loan losses, earnings could be adversely affected.

The Company makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of the Company’s borrowers and the value of the real estate and other assets serving as collateral for the repayment of the Company’s loans. In determining the amount of the allowance for loan losses, Management reviews the loans and the loss and delinquency experience, and evaluates economic conditions. If the assumptions are incorrect, the allowance for loan losses may not be sufficient to cover probable incurred losses in the Company’s loan portfolio, resulting in additions to the allowance through charges to earnings. Material additions to the allowance could materially decrease the Company’s net income. In addition, bank regulators periodically review the Company’s allowance for loan losses and may require the Company to increase the allowance for loan losses or recognize further loan charge-offs. Any increase in the allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company’s success depends primarily on the general economic conditions in Howard and Montgomery Counties, Maryland as nearly all of the Company’s loans are to customers in these markets. Accordingly, the local economic conditions in these markets have a significant impact on the ability of borrowers to repay loans as well as the Company’s ability to originate new loans. As such, a further decline in real estate values in these markets would also lower the value of the collateral securing loans on properties in these markets. In addition, a continued weakening in general economic conditions, such as; inflation, recession, unemployment, or other factors beyond the Company’s control could negatively affect financial results.

The Company’s 2011 Equity Incentive Plan will increase expenses and, reduce income.

In May 2011, the Company’s stockholders approved the OBA Financial Services, Inc. 2011 Equity Incentive Plan. Stockholders approved the issuance of a total of 648,025 shares under the plan. No expense for this plan was recognized in the fiscal year ended June 30, 2011 as no shares had been granted under the plan. Grants under the plan were issued on July 21, 2011 as described in the Company’s Current Report on Form 8-K as filed with the SEC on May 17, 2011. Subsequent periods will include expenses for the 2011 equity incentive plan which will reduce income.

The implementation of the 2011 Equity Incentive Plan may dilute stockholders’ ownership interest.

The Company’s 2011 Equity Incentive Plan will be funded through either open market purchases of shares of common stock or from the issuance of authorized but unissued shares of common stock. The ability to repurchase shares of common stock to fund the plan will be subject to many factors, including, but not limited to, applicable regulatory restrictions on stock repurchases, the availability of stock in the market, the trading price of the stock, alternative uses for the capital, and the Company’s capital levels and financial performance. Although the Company’s current intention is to fund the plan with stock repurchases, the Company may not be able to conduct such repurchases. If the Company does not repurchase shares of common stock to fund the plan, then stockholders would experience a reduction in their ownership interest, which would total 12.3% in the event newly issued shares are used to fund stock options or awards of shares of common stock under the plan.

If the Company’s investment in the common stock of the Federal Home Loan Bank of Atlanta is classified as other-than-temporarily impaired, the Company’s earnings and stockholders’ equity could decrease.

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

Competition in the banking and financial services industry is intense. In the Company’s market areas, the Company competes with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that the Company does not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively, which could affect the Company’s ability to grow and remain profitable on a long-term basis. The Company’s profitability depends upon the continued ability to successfully compete in the Company’s market areas. If interest rates paid on deposits increase or interest rates charged on loans decrease, net interest margin and profitability could be adversely affected. For additional information see “Item 1. Business—Competition.”

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

Historically low interest rates may adversely affect our net interest income and profitability.

During the past three years, the policy of the Board of Governors of the Federal Reserve System has been to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans the Bank has originated and the yields on securities purchased have been at lower levels than as available prior to 2008. As a general matter, the Bank’s interest-bearing liabilities reprice or mature more quickly than the Bank’s interest-earning assets; which have resulted in increases in net interest income in the short term. The Bank’s ability to lower its interest expense is limited at these interest rate levels while the average yield on the Bank’s interest-earning assets may continue to decrease. The Board of Governors of the Federal Reserve System has indicated its intention to maintain low interest rates in the near future. Accordingly, the Bank’s net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which may have an adverse affect on the Bank’s profitability.

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

Net interest income is affected by changes in market interest rates because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. In a period of rising interest rates, the interest income earned on assets, such as loans and investments, may not increase as rapidly as the interest paid on liabilities, such as deposits causing a reduction in net interest income. In a period of declining interest rates, the interest income earned on assets may decrease more rapidly than the interest paid on liabilities causing a reduction in net interest income.

Changes in market interest rates create reinvestment or prepayment risk, which is the risk that the Bank receives an amount of cashflows inconsistent with original estimates. In a declining rate environment, the risk is that Management may not be able to reinvest additional prepayments at interest rates that are comparable to the interest rates earned on the prepaid loans or securities. In an increasing rate environment, loan demand may decrease, the repayment of adjustable-rate loans may be more difficult for borrowers, and a decrease in prepayments may result in a lost opportunity to reinvest those additional cash flows at higher yields.

Changes in interest rates also affect the current fair value of interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Government responses to economic conditions may adversely affect our operations, financial condition and earnings.

The Dodd-Frank Wall Street Reform and Consumer Protection Act has changed the bank regulatory framework, created an independent consumer protection bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, and established more stringent capital standards for banks and bank holding companies. Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations. Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of the Dodd-Frank Act and regulatory actions, may adversely affect the Company’s operations by restricting its business activities, including the ability to originate or sell loans, modify loan terms, or foreclose on property securing loans. These risks could affect the performance and value of the Bank’s loan and investment securities portfolios, which also would negatively affect financial performance. In addition, the Dodd-Frank Act and implementing regulations are likely to have a significant effect on the financial services industry, which are likely to increase operating costs and reduce profitability. Regulatory or legislative changes could make regulatory compliance more difficult or expensive, and could cause changes to or limits on some products and services, or the way business is operated.

If the Board of Governors of the Federal Reserve System increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering the Bank’s operating costs, could have a significant negative effect on the Bank’s borrowers, especially business borrowers, and the values of underlying collateral securing loans, which could negatively affect the Bank’s financial performance.

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

For three years following the Company’s stock offering, federal regulations prohibit any person from acquiring or offering to acquire more than 10% of the Company’s common stock without prior written regulatory approval.

The corporate governance provisions in the Company’s articles of incorporation and bylaws, the Bank’s Charter, and the corporate governance provisions under Maryland law, may prevent or impede the holders of the Company’s common stock from obtaining representation on the Company’s Board of Directors and may impede takeovers of the company that the board might conclude are not in the best interest of the Company or its stockholders.

Provisions in the Company’s articles of incorporation and bylaws may prevent or impede holders of the Company’s common stock from obtaining representation on the Company’s Board of Directors and may make takeovers of the Company. more difficult. For example, the Company’s Board of Directors is divided into three staggered classes. A classified board makes it more difficult for stockholders to change a majority of the directors because it generally takes at least two annual elections of directors for this to occur. The Company’s articles of incorporation include a provision that no person will be entitled to vote any shares of the Company’s common stock in excess of 10% of the Company’s outstanding shares of common stock. This limitation does not apply to the purchase of shares by a tax-qualified employee stock benefit plan established by us. In addition, the Company’s articles of incorporation and bylaws restrict who may call special meetings of stockholders and how directors may be removed from office. The charter of the Bank generally provides that for a period of five years from the closing of the stock offering, no person other than the Company may directly or indirectly acquire or offer to acquire the beneficial ownership of more than 10% of any class of equity security of the Bank. In addition, during this five-year period, all shares owned over the 10% limit may not be voted on any matter submitted to stockholders for a vote. Additionally, in certain instances, the Maryland General Corporation Law requires a supermajority vote of stockholders to approve a merger or other business combination with a large stockholder, if the proposed transaction is not approved by a majority of the Company’s Board of Directors.

The requirement to account for certain assets at estimated fair value may adversely affect results of operations.

The Company reports certain assets, including securities, at fair value. Generally, for securities that are reported at fair value, the Company uses quoted market prices or valuation models that utilize observable market inputs to estimate fair value. Because these assets are carried on the Company’s books at their estimated fair value, the Company may record losses even if the asset in question presents minimal credit risk.

Because the nature of the financial services business involves a high volume of transactions, the Bank may face significant operational risks.

The Company operates in diverse markets and relies on the ability of its employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from the Company’s operations, including but not limited to, the risk of fraud by employees or persons outside the company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action, and suffer damage to the Company’s reputation.

The ratings downgrade of the United States Government may adversely affect the Bank.

In July 2011, certain rating agencies placed the United States government’s long-term sovereign debt rating on their equivalent of negative watch and announced the possibility of a credit rating downgrade. In August 2011, one rating agency deceased their rating of the United States Government to AA+. The rating agencies, due to constraints related to the rating of the United States, also placed government-sponsored enterprises on negative watch. A downgrade of the United States credit rating would trigger a similar downgrade in the credit rating of these government-sponsored enterprises. Furthermore, the credit rating of other entities, such as state and local governments, may be downgraded if the United States’ credit rating is downgraded. The impact that these credit rating downgrades may have on the national and local economy and the Bank’s financial condition and results of operations is uncertain.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

The Bank operates from a main office and four full-service branches located in Montgomery County and Howard County, Maryland. The following table sets forth information with respect to the Company’s full-service banking offices, including the expiration date of leases with respect to leased facilities.

CORPORATE HEADQUARTERS— GERMANTOWN BRANCH 20300 Seneca Meadows Parkway Germantown, MD 20876	BETHESDA 5229 River Road Bethesda, MD 20816 2/28/2021	GAITHERSBURG 201 N. Frederick Avenue, Suite 100 Suite 100 Gaithersburg, MD 20877 11/30/2018

COLUMBIA 10840 Little Patuxent Parkway Columbia, MD 21044 2/28/2013	ROCKVILLE 451 Hungerford Drive Suite 101 Rockville, MD 20850 9/30/2020	ARUNDEL MILLS 7556 Teague Road Suite 108 Hanover, MD 21076 11/30/2021

ITEM 3.	Legal Proceedings

At June 30, 2011, the Company was not involved in any legal proceedings the outcome of which the Company believes would be material to its financial condition or results of operations.

ITEM 4.	[Reserved]

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market, Holder and Dividend Information. The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “OBAF.” The approximate number of holders of record of OBA Financial Services, Inc.’s common stock as of September 16, 2011 was 824. Certain shares of OBA Financial Services, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for OBA Financial Services, Inc.’s common stock for the year ended June 30, 2011 and the period beginning January 21, 2010 (the date of completion of the Company’s initial public offering) and ended June 30, 2010. The following information with respect to trading prices was provided by the NASDAQ Capital Market.

Year ended June 30, 2011	High	Low	Dividends Declared
Quarter ended September 30, 2010	$11.44	$10.99	—
Quarter ended December 31, 2010	$13.99	$11.03	—
Quarter ended March 31, 2011	$14.99	$13.70	—
Quarter ended June 30, 2011	$15.10	$14.36	—

Year ended June 30, 2010	High	Low	Dividends Declared
Quarter ended March 31, 2010	$10.82	$9.95	—
Quarter ended June 30, 2010	$11.50	$10.74	—

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

(b) Sales of Unregistered Securities. Not applicable.

(c) Use of Proceeds. Not applicable.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets for the information as of June 30, 2011 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the registrant are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise prices of outstanding options, warrants and rights	Number of common stock remaining available for future issuance under stock based compensation plans (excluding securities reflected in first column)
Equity compensation Plans approved by stockholders	N/A	(1)	N/A	648,025
Equity compensation plans not approved by stockholders	N/A		N/A	N/A

Total	—			648,025

(1)	Grants under the plan were issued on July 21, 2011 as described on the Company’s Current Report on the Registrant’s Form 8-K filing as filed with the SEC on April 11, 2011.

(e) Stock Repurchases. The following table sets forth information in connection with repurchases of the Company’s shares of common stock during the fourth fiscal quarter of 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May yet be Purchased Under the Plans or Programs (1)
April 1, 2011 though April 30, 2011	—	—	—	—
May 1, 2011 through May 31, 2011	—	—	—	462,875
June 1, 2011 through June 30, 2011	26,700	14.80	26,700	436,175

Total	26,700	14.80	26,700

(2)	On May 19, 2011 the Board of Directors authorized the repurchase of up to 462,875 shares, or 10% of the Company’s common stock. In accordance with this authorization, at June 30, 2011 the Company had repurchased 26,700 shares of the common stock. The repurchase authorization has no expiration date.

(f) Stock Performance Graph. Not applicable.

ITEM 6.	Selected Financial Data

The following selected consolidated financial and other data has been derived, in part, from the consolidated financial statements and notes appearing elsewhere in this annual report.

	At June 30,
	2011	2010	2009	2008	2007
	(in thousands)
Selected Financial Condition Data:
Total assets	$386,445	$374,095	$362,361	$354,146	$379,829
Cash and cash equivalents	37,968	36,046	33,657	16,144	16,444
Interest bearing deposits with other banks	7,058	5,072	—	—	—
Securities available for sale	35,828	29,346	25,909	30,225	44,284
Securities held to maturity	3,623	4,637	—	—	—
Federal Home Loan Bank stock, at cost	2,987	3,883	3,883	3,846	3,910
Loans receivable, net	279,620	276,098	283,459	290,061	302,441
Bank owned life insurance	8,601	8,297	5,455	5,211	—
Deposits	257,031	233,441	244,536	216,230	227,919
Securities sold under agreements to repurchase	15,566	20,292	18,779	23,809	38,789
Federal Home Loan Bank advances	29,618	36,834	56,400	71,400	70,400
Stockholders’ equity	80,860	80,222	38,502	38,887	38,521

	For The Years Ended June 30,
	2011	2010	2009	2008	2007
	(in thousands)
Selected Operating Data:
Interest and dividend income	$16,248	$16,050	$17,398	$19,603	$20,694
Interest expense	4,201	5,921	8,880	11,729	12,345

Net interest income	12,047	10,129	8,518	7,874	8,349
Provision (credit) for loan losses	739	1,278	877	—	(452)

Net interest and dividend income after provision (credit) for loan losses	11,308	8,851	7,641	7,874	8,801
Noninterest income, excluding impairment on investment securities	967	1,013	931	895	648
Impairment on investment securities	—	(1,882)	(1,020)	—	—
Noninterest expense	11,035	9,331	8,764	7,614	7,946

Income (loss) before income taxes	1,240	(1,349)	(1,212)	1,155	1,503
Income tax expense (benefit)	383	(639)	(552)	342	616

Net income (loss)	$857	$(710)	$(660)	$813	$887

	At or For The Years Ended June 30,
	2011	2010	2009	2008	2007
Selected Operating Data:
Performance Ratios:
Return on average assets	0.23%	(0.19)%	(0.19)%	0.23%	0.24%
Return on average equity	1.06	(1.24)	(1.70)	2.07	2.31
Interest rate spread (1)	3.36	2.82	2.21	1.94	1.96
Net interest margin (2)	3.70	3.09	2.52	2.30	2.33
Efficiency ratio (3)	84.79	83.75	92.75	86.83	88.32
Non-interest expense to average total assets	3.02	2.48	2.48	2.13	2.14
Average interest-earning assets to average interest-bearing liabilities	125.92	114.80	111.72	110.75	110.66
Average equity to average total assets	22.15	15.23	11.01	10.96	10.35
Earnings (loss) per share, basic/diluted	$0.20	$(0.17)	na	na	na
Asset Quality Ratios:
Non-performing loans to total loans	1.88%	0.16%	0.86%	0.11%	0.08%
Non-performing assets to total assets	1.40	0.17	0.73	0.09	0.07
Allowance for loan losses to non-performing loans	42.44	389.46	47.46	153.33	238.82
Allowance for loan losses to total loans	0.80	0.63	0.41	0.17	0.20
Capital Ratios (bank-level only):
Total capital (to risk-weighted assets)	24.40%	25.44%	17.34%	18.03%	17.48%
Tier I capital (to risk-weighted assets)	23.49	24.69	16.84	17.81	17.22
Tier I capital (to average assets)	15.98	15.22	11.03	11.17	10.27
Other Data:
Number of full service offices	5	5	5	4	5
Full time equivalent employees	67	61	59	56	69

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Other expenses include expenses for professional services, including, but not limited to, attorney, accountant and consultant fees, advertising and marketing, charitable contributions, insurance, office supplies, postage, telephone, and other miscellaneous operating expenses.

Critical Accounting Policies and Estimates

Note 2 to the Consolidated Financial Statements contains a summary of the Company’s significant accounting policies, including a discussion of recently issued accounting pronouncements. These policies, as well as, estimates made by Management, are integral to the presentation of the Company’s operations and financial condition. These accounting policies require that Management make highly difficult, complex, or subjective judgments and estimates at times regarding matters that are inherently uncertain or susceptible to change. Management has discussed these significant accounting policies, the related estimates, and its judgments with the Audit Committee of the Board of Directors. Additional information regarding these policies can be found in Note 2 to the Consolidated Financial Statements.

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

Overview

Total assets increased $12.4 million, or 3.3%, to $386.4 million at June 30, 2011 from $374.1 million at June 30, 2010. For the fiscal year ended June 30, 2011, the Company had net income of $857 thousand, or $0.20 earnings per share, compared to a net loss of $710 thousand, or $0.17 loss per share, for the fiscal year ended June 30, 2010. Net interest margin, the percentage of net interest income to average interest-earning assets, increased to 3.70% for the fiscal year ended June 30, 2011 from 3.09% for the fiscal year ended June 30, 2010. Net interest income, the difference between interest income and interest expense, increased to $12.0 million for the fiscal year ended June 30, 2011 from $10.1 million for the fiscal year ended June 30, 2010.

Non-performing assets totaled $5.4 million or 1.40% of total assets at June 30, 2011, compared to $639 thousand or 0.17% of total assets at June 30, 2010. The Bank had $2.7 million of loans delinquent 30 days or greater at June 30, 2011, compared to $1.7 million of such delinquencies at June 30, 2010. In addition, the Bank provided $739 thousand for loan losses during the fiscal year ended June 30, 2011 compared to a provision of $1.3 million for loan losses during the fiscal year ended June 30, 2010.

Balance Sheet Analysis

Cash and Cash Equivalents. At June 30, 2011 and 2010, the Company had $38.0 million and $36.0 million of cash and cash equivalents, respectively. Prepayments on longer-term, one- to four-family residential real estate loans, resulting from refinancing with other financial institutions, and an increase in total deposits provided cash in excess of the Company’s funding needs.

Loans. At June 30, 2011, total loans were $281.9 million, or 72.9% of total assets. During the year ended June 30, 2011, the loan portfolio increased $4.1 million, or 1.5%, as compared to $277.8 million, or 74.3% of total assets at June 30, 2010. The increase in loans was due to an increase in commercial real estate and commercial business loans partially offset by decreases in one- to four family residential real estate loans and home equity loans and lines of credit.

Loan Portfolio Composition. The following table sets forth the composition of the Company’s loan portfolio at the dates indicated.

	At June 30,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to four family residential	$97,285	34.5%	$123,452	44.5%	$151,468	53.3%	$179,951	62.0%	$199,577	66.0%
Commercial real estate	108,756	38.6	85,423	30.7	64,930	22.8	65,392	22.5	61,636	20.3
Construction	1,180	0.4	1,071	0.4	4,935	1.7	3,141	1.1	418	0.1
Home equity loans and lines of credit	38,785	13.8	41,655	15.0	40,812	14.3	35,971	12.4	36,661	12.1
Commercial business loans	35,860	12.7	26,234	9.4	22,481	7.9	5,659	1.9	4,611	1.5
Consumer loans	—	—	—	—	—	—	430	0.1	147	—

Total loans	281,866	100.0%	277,835	100.0%	284,626	100.0%	290,544	100.0%	303,050	100.0%

Allowance for loan losses	(2,246)		(1,737)		(1,167)		(483)		(609)

Total loans, net	$279,620		$276,098		$283,459		$290,061		$302,441

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of the loan portfolio at June 30, 2011. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to Four Family Residential Real Estate Loans	Commercial Real Estate Loans	Construction Loans	Home Equity Loans and Lines of Credit	Commercial Business Loans	Total
	(In thousands)
Due during the Years Ending June 30,
2012	$24,090	$16,019	$—	$6,964	$18,586	$65,659
2013	20,824	15,368	1,180	5,703	4,385	47,460
2014	16,902	16,047	—	5,105	3,835	41,889
2015 to 2016	20,365	38,534	—	8,219	4,088	71,206
2017 to 2021	12,551	15,521	—	9,132	4,164	41,368
2022 to 2026	1,917	938	—	2,486	315	5,656
2027 and beyond	636	6,329	—	1,176	487	8,628

Total	$97,285	$108,756	$1,180	$38,785	$35,860	$281,866

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at June 30, 2011:

	Due after June 30, 2011
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One-to four family residential	$50,449	$22,746	$73,195
Commercial real estate	66,496	26,241	92,737
Construction	—	1,180	1,180
Home equity loans and lines of credit	2,574	29,247	31,821
Commercial business loans	14,113	3,161	17,274

Loans contractually due after one year	133,632	82,575	216,207
Loans contractually due one year or less	34,106	31,553	65,659

Total loans	$167,738	$114,128	$281,866

Securities. The following table sets forth the amortized cost and estimated fair value of the available for sale and held to maturity securities portfolios, excluding Federal Home Loan Bank of Atlanta common stock, at the dates indicated.

	At June 30,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government and federal agencies	$—	$—	$—	$—	$—	$—
Residential mortgage-backed securities	38,170	39,458	32,581	33,996	24,525	25,182
Trust preferred securities	117	115	135	109	2,140	677
Other securities	50	50	50	50	50	50

Total securities	$38,337	$39,623	$32,766	$34,155	$26,715	$25,909

All of the Bank’s mortgage-backed securities were issued by U.S. government agencies or government-sponsored enterprises. Total securities increased $5.5 million, or 17.0%, to $38.3 million, or 9.9% of total assets, at June 30, 2011 from $32.8 million, or 8.8% of total assets, at June 30, 2010. The increase in the investment portfolio is due to the deployment of excess liquidity as a result of increased deposits and capital from the Company’s initial public stock offering. The net unrealized gains on individual residential mortgage-backed securities as of June 30, 2011 and 2010 were the result of changes to current market interest rates as compared to the original purchase yield of the security. At June 30, 2011 and 2010, the Bank had no mortgage-backed securities with unrealized losses.

The Bank currently owns one immaterial position in an insurance company-backed pooled trust preferred security that is performing as contractually obligated.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2011 are summarized in the following table. Maturities are based on the final contractual maturity dates and do not reflect the impact of repayments or early redemptions that may occur. No tax-equivalent adjustments have been made, as the Bank did not hold any tax-advantaged investment securities at June 30, 2011.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
			(Dollars in thousands)
Residential mortgage-backed securities	$—	—%	$—	—%	$11,592	2.81%	$26,578	3.73%	$38,170	$39,458	3.45%
Trust preferred securities	—	—	—	—	—	—	117	1.50	117	115	1.50
Other securities	—	—	—	—	—	—	50	—	50	50	—

Total	$—	—%	$—	—%	$11,592	2.81%	$26,745	3.71%	$38,337	$39,623	3.44%

Deposits. The Bank accepts deposits primarily from the areas in which the Bank’s offices are located. Recently, Management has focused on building broader customer relationships and targeting small business customers to increase core deposits. The Bank also relies on enhanced technology and customer service to attract and retain deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank’s deposit accounts consist of statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts, and individual retirement accounts. The Bank accepts deposits through the CDARS program, which are classified as brokered deposits for regulatory purposes, and can accept brokered deposits.

Interest rates paid, maturity terms, service fees, and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, market interest rates, liquidity requirements, and the Bank’s deposit growth goals.

During the fiscal year ended June 30, 2011, deposits increased $23.6 million, or 10.1%, to $257.0 million from $233.4 million at June 30, 2010. The increase resulted from a $32.0 million, or 48.8%, increase in money market deposits to $97.5 million at June 30, 2011 from $65.5 million at June 30, 2010, and a $6.0 million, or 25.4%, increase in non-interest bearing deposits. This increase was offset by a decrease in total certificates of deposit of $8.0 million, or 10.7%, to $67.0 million at June 30, 2011 from $75.1 million at June 30, 2010.

The following tables set forth the distribution of the average total deposit accounts by account type, for the years indicated.

	For the Fiscal Years Ended June 30,
	2011			2010			2009
				(dollars in thousands)
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing	$25,761	11.1%	—%	$32,589	12.9%	—%	$11,343	5.0%	—%
Interest-bearing checking	59,917	25.9	0.57	58,442	23.1	0.72	45,052	19.7	0.97
Saving and escrow	7,134	3.1	0.43	7,555	3.0	0.45	7,601	3.3	0.66
Money market checking	68,145	29.5	0.79	64,767	25.6	0.84	55,729	24.4	1.67
Certificates of deposit	70,131	30.4	2.44	89,408	35.4	2.90	108,410	47.6	3.83

Total deposits	$231,088	100.0%	1.14%	$252,761	100.0%	1.42%	$228,135	100.0%	2.44%

The following table sets forth the maturities of certificates of deposit in amounts greater than or equal to $100 thousand as of June 30, 2011.

At June 30, 2011
(In thousands)
Three months or less	$6,476
Over three months through six months	5,167
Over six months through one year	10,660
Over one year to three years	7,743
Over three years	508

Total	$30,554

Borrowings. The Company’s borrowings consist primarily of advances from the Federal Home Loan Bank of Atlanta and funds borrowed from securities dealers and depositors, primarily small business customers under repurchase agreements. During the fiscal year ended June 30, 2011, borrowings decreased $11.9 million, or 20.5%, to $45.2 million. At June 30, 2011, Federal Home Loan Bank advances totaled $29.6 million, or 9.7% of total liabilities, and repurchase agreements totaled $15.6 million, or 5.1% of total liabilities. At June 30, 2011, the Company had access to additional Federal Home Loan Bank advances of up to $39.5 million. As of June 30, 2011, the Company’s available credit lines and other sources of liquidity had not been reduced compared to levels from June 30, 2010.

The following table sets forth information concerning balances and interest rates on Federal Home Loan Bank advances at the dates and for the fiscal years indicated.

	At or for the Years Ended June 30,
	2011	2010	2009
	(dollars in thousands)
Balance at end of year	$29,618	$36,834	$56,400
Average balance during the year	$35,845	$47,290	$68,026
Maximum outstanding at any month end	$43,166	$55,700	$71,400
Weighted average interest rate at end of year	3.90%	4.17%	4.21%
Weighted average interest rate during year	3.72%	4.41%	4.39%

The following table sets forth information concerning balances and interest rates on securities dealer repurchase agreements at the dates and for the years indicated.

	At or for the Years Ended June 30,
	2011	2010	2009
	(dollars in thousands)
Balance at end of year	$5,000	$5,000	$5,000
Average balance during the year	$5,000	$5,000	$5,000
Maximum outstanding at any month end	$5,000	$5,000	$5,000
Weighted average interest rate at end of year	3.23%	3.23%	3.23%
Weighted average interest rate during year	3.23%	3.23%	3.23%

The following table sets forth information concerning balances and interest rates on customer repurchase agreements at the dates and for the years indicated.

	At or for the Years Ended June 30,
	2011	2010	2009
	(dollars in thousands)
Balance at end of year	$10,566	$15,292	$13,779
Average balance during the year	$12,300	$13,459	$12,267
Maximum outstanding at any month end	$18,361	$18,995	$19,008
Weighted average interest rate at end of year	0.58%	0.65%	0.57%
Weighted average interest rate during year	0.68%	0.59%	1.32%

Stockholders’ Equity. At June 30, 2011, stockholders’ equity was $80.9 million, an increase of $638 thousand, or 0.8%, from $80.2 million at June 30, 2010.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and rates, and certain other information for the years indicated. No tax-equivalent yield adjustments were made, as the Company did not hold any tax-advantaged interest-earning assets during the fiscal years indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are amortized or accreted to interest income.

	For the Fiscal Years Ended June 30,
	2011			2010			2009
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans:
One- to four family residential	$108,174	$5,490	5.08%	$136,125	$6,996	5.14%	$168,240	$8,892	5.29%
Commercial real estate	100,047	6,273	6.27	71,127	4,619	6.49	65,277	4,365	6.69
Construction	1,458	73	5.01	2,843	118	4.15	4,349	180	4.14
Home equity & lines of credit	40,504	1,315	3.25	41,061	1,317	3.21	39,323	1,514	3.85
Commercial business loans	30,867	1,912	6.19	25,041	1,586	6.33	9,323	743	7.97

Total loans	281,050	15,063	5.36	276,197	14,636	5.30	286,512	15,694	5.48

Investments
U.S Government and U.S. agencies securities	—	—	—	1,301	63	4.84	1,310	46	3.51
Mortgage-backed securities	27,546	1,016	3.69	25,679	1,212	4.72	25,693	1,299	5.06
Trust preferred securities	128	2	1.56	1,432	9	0.63	2,848	128	4.49
Other investments & interest bearing deposits with banks	9,207	102	1.11	4,661	27	0.58	6,710	130	1.94

Total investments	36,881	1,120	3.04	33,073	1,311	3.96	36,561	1,603	4.38

Other	7,539	65	0.86	18,955	103	0.54	14,439	101	0.70

Total interest-earning assets	325,470	16,248	4.99	328,225	16,050	4.89	337,512	17,398	5.15

Allowance for loan losses	(2,078)			(1,265)			(493)
Cash and due from banks	22,827			31,311			4,085
Other assets	19,113			17,983			12,238

Total assets	$365,332			$376,254			$353,342

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$59,917	$342	0.57	$58,442	$418	0.72	$45,052	$438	0.97
Saving and escrow	7,134	31	0.43	7,555	34	0.45	7,601	50	0.66
Money market checking	68,145	537	0.79	64,767	546	0.84	55,729	933	1.67
Certificates of deposit	70,131	1,713	2.44	89,408	2,595	2.90	108,410	4,147	3.83

Total interest bearing deposits	205,327	2,623	1.28	220,172	3,593	1.63	216,792	5,568	2.57

FHLB advances	35,845	1,333	3.72	47,290	2,087	4.41	68,034	2,990	4.39
Repurchase agreements	17,300	245	1.42	18,459	241	1.31	17,267	322	1.86

Total interest-bearing liabilities	258,472	4,201	1.63	285,921	5,921	2.07	302,093	8,880	2.94

Noninterest-bearing demand deposits	25,761			32,589			11,343
Other liabilities	193			439			1,011
Stockholders’ equity	80,906			57,305			38,895

Total liabilities and stockholders’ equity	$365,332			$376,254			$353,342

Net interest income		$12,047			$10,129			$8,518

Net interest rate spread (1)			3.36%			2.82%			2.21%
Net interest-earning assets (2)	$66,998			$42,304			$35,419

Net interest margin (3)			3.70%			3.09%			2.52%
Average interest-earning assets to average interest-bearing liabilities	125.92%			114.80%			111.72%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	2011 vs. 2010			2010 vs. 2009
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
(in thousands)	Volume	Rate		Volume	Rate
Assets:
Interest-earning assets:
Loans:
One- to four family residential	$(1,437)	$(69)	$(1,506)	$(1,697)	$(199)	$(1,896)
Commercial real estate	1,878	(224)	1,654	391	(137)	254
Construction	(57)	12	(45)	(62)	—	(62)
Home equity & lines of credit	(18)	16	(2)	67	(264)	(197)
Commercial business loans	369	(43)	326	1,253	(410)	843

Total loans	735	(308)	427	(48)	(1,010)	(1,058)

Investments
U.S Government and U.S. agencies securities	(63)	—	(63)	—	17	17
Mortgage-backed securities	88	(284)	(196)	(1)	(86)	(87)
Trust preferred securities	(8)	1	(7)	(64)	(55)	(119)
Other investments & Interest bearing deposits at other banks	26	49	75	(40)	(63)	(103)

Total investments & Interest bearing deposits at other banks	43	(234)	(191)	(105)	(187)	(292)

Other	(62)	24	(38)	32	(30)	2

Total interest-earning assets	716	(518)	198	(121)	(1,227)	(1,348)

Liabilities:
Interest-bearing liabilities:
Interest-bearing checking	11	(87)	(76)	130	(150)	(20)
Saving and escrow	(2)	(1)	(3)	—	(16)	(16)
Money market checking	28	(37)	(9)	151	(538)	(387)
Certificates of deposit	(560)	(322)	(882)	(727)	(825)	(1,552)

Total interest bearing deposits	(523)	(447)	(970)	(446)	(1,529)	(1,975)

FHLB advances	(505)	(249)	(754)	(912)	9	(903)
Repurchase agreements	(15)	19	4	22	(103)	(81)

Total interest-bearing liabilities	(1,043)	(677)	(1,720)	(1,336)	(1,623)	(2,959)

Change in net interest income	$1,759	$159	$1,918	$1,215	$396	$1,611

Comparison of Operating Results for the Fiscal Years Ended June 30, 2011 and 2010

General. For the fiscal year ended June 30, 2011, the Company had net income of $857 thousand, or $0.20 earnings per share, compared to a net loss of $710 thousand, or $0.17 loss per share, for the fiscal year ended June 30, 2010. Net income was significantly impacted by an increase in non-interest income of $1.8 million for the year ended June 30, 2011. The increase in non-interest income reflects no impairment losses on investment securities in 2011 as compared to $1.9 million in 2010. The decrease in impairment losses is the result of the Company’s previous sale of its bank and bank holding company pooled trust preferred securities in March 2010. In addition, net income increased $1.6 million as the Company’s net interest income increased $1.9 million and the provision for loan losses decreased by $539 thousand while being partially offset by an increase in non-interest expense of $1.7 million at June 30, 2011 as compared to June 30, 2010.

Net Interest Income. Net interest income increased $1.9 million, or 18.9%, to $12.0 million for the fiscal year ended June 30, 2011 compared to $10.1 million for the fiscal year ended June 30, 2010. Interest expense decreased $1.7 million as declining market interest rates allowed the Company to continue to reduce the cost of deposits. Also, deposit inflows and loan prepayments allowed the Company to reduce higher cost borrowings. Interest and dividend income increased $198 thousand, or 1.2%, as interest income on loans increased $427 thousand. Net interest margin was 3.70% for the fiscal year ended June 30, 2011 compared to 3.09% for fiscal year 2010.

Interest and Dividend Income. Interest and dividend income increased $198 thousand, or 1.2%, to $16.2 million for the fiscal year ended June 30, 2011 from $16.1 million for the fiscal year ended June 30, 2010. Interest income on loans increased $427 thousand, or 2.9%, to $15.1 million for the fiscal year ended June 30, 2011 from $14.6 million for the fiscal year ended June 30, 2010, as the average yield on loans increased six basis points, to 5.36% for the fiscal year ended June 30, 2011 from 5.30% for the fiscal year ended June 30, 2010.

Average loans increased $4.9 million, or 1.8%. Average commercial loans increased $33.4 million offset by a decrease in average one- to four- family residential loans of $28.0 million during fiscal year ended June 30, 2010. The average balance of commercial loans increased $33.4 million, or 33.7%, to $132.4 million for the fiscal year ended June 30, 2011 from $99.0 million for the fiscal year ended June 30, 2010. The reduction in the one- to four-family residential real estate loan portfolio resulted from selling newly-originated longer term, primarily 30 year, one- to four-family residential real estate loans, as well as, prepayments exceeding other originations that were held in portfolio.

Interest income on total investments and interest bearing deposits at other banks decreased $191 thousand to $1.1 million for the fiscal year ended June 30, 2011 from $1.3 million for the fiscal year ended June 30, 2010. The average yield on securities decreased 0.92 basis points to 3.04% for the fiscal year ended June 30, 2011 from 3.96% for the fiscal year ended June 30, 2010. The decrease reflects the purchase of U.S. Government backed mortgage backed securities at lower yields as market rates declined over the period. Additionally, as market rates declined, the prepayment speed on mortgage backed securities increased causing the yield to decrease on bonds purchased at a premium.

Interest Expense. Interest expense decreased $1.7 million, or 29.0%, to $4.2 million for the fiscal year ended June 30, 2011 from $5.9 million for the fiscal year ended June 30, 2010. The Company experienced decreases in interest expense on deposits and borrowings. Declining market interest rates and a decrease in high cost certificates of deposit allowed for the reduction of deposit expense by $970 thousand or 27.0%. The average rate paid on deposits decreased 35 basis points to 1.28% for the fiscal year ended June 30, 2011 from 1.63% for the fiscal year ended June 30, 2010. The average balance of interest bearing deposits decreased $14.8 million, or 6.7%, during the fiscal year ended June 30, 2011. Increases of $3.4 million, or 5.2%, and $1.5 million, or 2.5%, in money market deposits and interest bearing checking deposits, respectively, were offset by a decrease of $19.3 million, or 21.6%, in certificates of deposit.

Interest expense on Federal Home Loan Bank borrowings decreased $754 thousand to $1.3 million for the fiscal year ended June 30, 2011 from $2.1 million for the fiscal year ended June 30, 2010. This change resulted from an $11.4 million, or 24.2%, decrease in average outstanding borrowings for the fiscal year ended June 30, 2011. Additionally, average repurchase agreements decreased $1.2 million, or 6.3% for the fiscal year ended June 30, 2011. The average yield on repurchase agreements increased 11 basis points to 1.42% for the fiscal year ended June 30, 2011 from 1.31% for the fiscal year ended June 30, 2010. The decrease in FHLB borrowings reflects capital inflows and cash flows from the securities and loan portfolios that allowed the Company to reduce the average balance of borrowings.

Provision for Loan Losses. Based on an analysis of the factors described in “—Allowance for Loan Losses,” the Company recorded a provision for loan losses of $739 thousand for the fiscal year ended June 30, 2011 and a provision for loan losses of $1.3 million for fiscal year ended June 30, 2010. During the fiscal years ended June 30, 2011 and 2010, the Company had net loan charge-offs of $230 thousand and $708 thousand, respectively; a decrease of $478 thousand. The higher charge-off total for the year ended June 30, 2010 was primarily the result of the charge-off of two loans in the amount of approximately $636 thousand. Net charge-offs for the fiscal year ended June 30, 2011 include a recovery of $30 thousand in home equity loans and lines of credit. The remaining charge-offs include partial charge-offs of two loans that paid off; one home equity loan and one one- to four-family residential loan, as well as, a partial write-down to current market value of two commercial real estate loans.

The loan portfolio increased by $4.1 million, or 1.5%, to $281.9 million at June 30, 2011 from $277.8 million at June 30, 2010. Commercial business loans increased by $9.6 million, or 36.7%, to $35.9 million and commercial real estate loans increased by $23.3 million, or 27.3%, to $108.8 million while one- to four- residential loans decreased $26.2 million, or 21.2%, to $97.3 million.

Non-performing loans totaled $5.3 million at June 30, 2011 and $446 thousand at June 30, 2010. The increase was a result of two loan relationships with not-for-profit entities that have collateral value well in excess of the loan value. Based on the value of the collateral, no specific allowances are required for these loans. The June 30, 2010 non-performing loan balance reflects a single one- to four-family residential mortgage loan. The Company’s non-performing loans to total loans ratio increased to 1.88% from 0.16% at June 30, 2011 and 2010, respectively.

Non-performing assets totaled $5.4 million at June 30, 2011 and $639 thousand at June 30, 2010. In addition to the aforementioned loan relationships with not-for-profit entities, the Bank has one real estate owned property that is included in total non-performing assets. The Company’s non-performing assets to total assets ratio increased to 1.40% from 0.17% at June 30, 2011 and 2010, respectively.

There were $600 thousand in loans delinquent less than 90 days and $2.1 million in loans delinquent 90 days or more for a total of $2.7 million at June 30, 2011. This represents an increase in total delinquent loans of $1.0 million from June 30, 2010. Total delinquent loans were $1.7 million at June 30, 2010. Loans delinquent less than 90 days were $1.3 million and loans delinquent 90 days or more were $446 thousand at June 30, 2010.

The allowance for loan losses to total loans was 0.80% and 0.63% at June 30, 2011 and 2010, respectively. The Company has provided for all losses that are both probable and reasonably estimable at June 30, 2011 and 2010.

Non-Interest Income. The following table summarizes changes in non-interest income between the fiscal years ended June 30, 2011 and 2010.

	For the Years Ended June 30,		Change (1)
	2011	2010	$	%
	(In thousands)
Customer service fees	$409	$468	$(59)	(12.6)%
Loan servicing fees	41	49	(8)	(16.3)
Bank owned life insurance income	305	342	(37)	(10.8)
Other non-interest income	121	91	30	33.0

Non-interest income before net gains (losses)	876	950	(74)	(7.8)
Impairment losses on investment securities	—	(1,882)	1,882	—
Net gain on the sale of investment securities	—	3	(3)	—
Net gain on sale of loans	99	60	39	65.0
Net gain on sale of deposits	80	—	80	—
Write-down of other real estate property	(88)	—	(88)	—

Net gains (losses)	91	(1,819)	1,910	—

Total non-interest income (loss)	$967	$(869)	$1,836	—

(1)	For percent change greater than 99%, percent change will not be shown.

The Company’s non-interest income increased $1.8 million for the year ended June 30, 2011. The increase in non-interest income reflects an increase in net gains of $1.9 million for the year ended June 30, 2011 partially offset by a decrease in non-interest income before net gains (losses). The increase in net gains is primarily the result of no impairment losses on investment securities in 2011 as compared to $1.9 million in 2010. The decrease in impairment losses is the result of the Company’s recognition of a $1.9 million impairment loss on two bank and bank holding company backed pooled trust preferred securities that were other-than-temporarily impaired during the fiscal year ended June 30, 2010, as described in “—Balance Sheet Analysis—Securities.” In addition, the Company’s sale of its Washington D.C. branch resulted in a gain of $80 thousand for the year ended June 30, 2011. The Company wrote down its sole Other Real Estate Owned property to $105 thousand from $193 thousand for the year ended June 30, 2011. Net gains on the sale of loans increased $39 thousand, or 65.0%, to $99 thousand for the year ended June 30, 2011. Non-interest income before net gains decreased $74 thousand to $876 thousand for the year ended June 30, 2011 as compared to $950 thousand for the year ended June 30, 2010. Other non-interest income increased by $30 thousand, or 33.0%, for the year ended June 30, 2011, primarily due to an increase in rental income as a result of additional leased space at the Company’s corporate headquarters. This increase was offset by a decrease in customer service fees of $59 thousand, or 12.6%, to $409 thousand for the year ended June 30, 2011 and a decrease in bank owned life insurance income of $37 thousand, or 10.8%, to $305 thousand for the year ended June 30, 2011 as compared to $342 thousand for the year ended June 30, 2010.

Non-Interest Expense. The following table summarizes changes in non-interest expense between the fiscal years ended June 30, 2011 and 2010.

	For the Years Ended June 30,		Change
	2011	2010	$	%
	(In thousands)
Salaries and employee benefits	$5,955	$5,009	$946	18.9%
Occupancy and equipment	1,722	1,492	230	15.4
Data processing	720	677	43	6.4
Directors’ fees	331	310	21	6.8
FDIC assessments	258	380	(122)	(32.1)
Other non-interest expense	2,049	1,463	586	40.1

Total non-interest expense	$11,035	$9,331	$1,704	18.3

The Company’s non-interest expense increased to $11.0 million for the fiscal year ended June 30, 2011 from $9.3 million for the fiscal year ended June 30, 2010, or 18.3%. Salaries and employee benefits increased 18.9%, or $946 thousand, to $6.0 million in the period ended June 30, 2010 primarily due to the addition of several commercial bankers as part of the Bank’s business strategy to increase the commercial loan portfolios, as well as, the addition of a residential loan manager. Other non-interest expenses increased $586 thousand, or 40.1%, to $2.0 million for the period ended June 30, 2011 primarily due to increased legal, regulatory, and accounting costs necessary to operate as a public company, and increased marketing expenses. FDIC assessments decreased 32.1%, or $122 thousand, to $258 thousand in the period ended June 30, 2011. The decrease is primarily the result of a lower FDIC assessment rate due to the Bank’s increased capital level due to the initial public stock offering and a reduction in assessments due to the sale of the Bank’s Washington D.C. branch. Occupancy and equipment increased 15.4%, or $230 thousand, to $1.7 million at June 30, 2011 as compared to $1.5 million at June 30, 2011. The increase is primarily the result of costs for repairs to existing branches, as well as, the opening of one branch.

Income Tax Expense. The Bank recorded income tax expense of $383 thousand for the fiscal year ended June 30, 2011, compared to an income tax benefit of $639 thousand for the fiscal year ended June 30, 2010. The effective tax rate for fiscal 2011 was 30.9%, while the effective tax benefit rate for fiscal 2010 was 47.4%.

Non-performing and Problem Assets

When a residential mortgage loan or home equity line of credit is 15 calendar days past due, a notice is mailed informing the borrower that the loan is past due. When the loan is 20 days past due, an additional notice is mailed and Bank personnel attempt to achieve direct contact with the borrower as an additional reminder of the delinquency. When a loan is 30 days or more past due, a default notice is mailed and additional attempts at direct contact with the borrower are made. Bank personnel attempt to determine the reason(s) for the delinquency and establish a course of action by which the borrower will bring the loan current. When the loan is 45 days past due, Bank personnel investigate the issues surrounding the delinquency and repayment options and issue an additional demand letter. In addition, Management determines whether to initiate foreclosure proceedings and obtains Board approval. Foreclosure proceedings are initiated by counsel if the loan is not brought current by the end of the calendar month. Procedures for avoiding foreclosure can include restructuring the loan in a manner that provides concessions to the borrower to facilitate repayment.

Commercial business loans, commercial real estate loans, and consumer loans are generally handled in the same manner as residential mortgage loans or home equity lines of credit.

A loan is placed on non-accrual status when payment of principal or interest is 90 days or more delinquent. If a loan is well secured and in the process of collection, exceptions to the non-accrual policy may be made. Loans are also placed on non-accrual status if collection of principal or interest, in full, is in doubt. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed and further income is recognized only when full repayment of the loan is complete or the loan returns to accrual status, at which point income is recognized to the extent received. The loan may be returned to accrual status if both principal and interest payments are brought current, there has been a period of sustained performance (generally six months), and full payment of principal and interest is expected.

Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets at the dates indicated.

	At June 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to four family residential	$—	$446	$1,155	$315	$—
Commercial real estate	5,292	—	—	—	181
Construction	—	—	1,304	—	—
Home equity loans and lines of credit	—	—	—	—	—
Commercial business loans	—	—	—	—	74
Consumer loans	—	—	—	—	—

Total non-accrual loans	5,292	446	2,459	315	255

Loan delinquent 90 days or greater and still accruing	—	—	—	—	—

Total non-performing loans	5,292	446	2,459	315	255

Real estate owned:
One-to four family residential	105	193	193	—	—
Commercial real estate	—	—	—		—
Construction	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Commercial business loans	—	—	—	—	—
Consumer loans	—	—	—	—	—

Total real estate owned	105	193	193	—	—

Total non-performing assets	$5,397	$639	$2,652	$315	$255

Ratios:
Non-performing loans to total loans	1.88%	0.16%	0.86%	0.11%	0.08%
Non-performing assets to total assets	1.40%	0.17%	0.73%	0.09%	0.07%

For the year ended June 30, 2011, gross interest income that would have been recorded had non-accruing loans been current in accordance with their original terms was $227 thousand. The Bank recognized $106 thousand of interest income on such non-accruing loans on a cash basis during the fiscal year.

Troubled Debt Restructurings. Loans are periodically modified to make concessions to help a borrower remain current on the loan and to avoid foreclosure. Generally, the Bank does not forgive principal or interest on loans or modify the interest rate on loans to rates that are below market rates. At June 30, 2011 and 2010, the Bank had $2.8 million and $3.4 million of these modified loans, respectively. At June 30, 2011, the Bank had $731 thousand in one- to four family residential mortgage loans and home equity loans and lines of credit that were considered troubled debt restructures. At June 30, 2011, the Bank had $2.0 million commercial real estate loans that were considered troubled debt restructures. At June 30, 2010, the Bank had $1.9 million in one- to four- residential loans and $1.5 million in commercial real estate loans that were considered troubled debt restructures. At June 30, 2009, the Bank had $1.0 million in one- to four- residential loans that were considered trouble debt restructures. The Bank had no such modified loans at June 30, 2008 or 2007.

The following table summarizes information regarding troubled debt restructurings at June 30, 2011:

(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructurings
Commercial real estate	3	$2,022	$2,046
One-to four family residential	2	689	697
Home equity loans and lines of credit	1	34	34

Total Troubled Debt Restructurings	6	$2,745	$2,777

During the year ended June 30, 2011 no loans previously classified as troubled debt restructurings subsequently defaulted.

Delinquent Loans. The following table sets forth loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For
	30-89 Days	90 Days and Over	Total Amount
(in thousands)	Amount	Amount
At June 30, 2011
Real estate loans:
One-to four family residential	$—	$—	$—
Commercial real estate	327	2,094	2,421
Construction	—	—	—
Home equity loans and lines of credit	273	—	273
Commercial business loans	—	—	—
Consumer loans	—	—	—

Total loans	$600	$2,094	$2,694

At June 30, 2010
Real estate loans:
One-to four family residential	$—	$446	$446
Commercial real estate	1,290	—	1,290
Construction	—	—	—
Home equity loans and lines of credit	—	—	—
Commercial business loans	—	—	—
Consumer loans	—	—	—

Total loans	$1,290	$446	$1,736

At June 30, 2009
Real estate loans:
One-to four family residential	$677	$483	$1,160
Commercial real estate	—	—	—
Construction	—	—	—
Home equity loans and lines of credit	—	—	—
Commercial business loans	—	—	—
Consumer loans	—	—	—

Total loans	$677	$483	$1,160

At June 30, 2008
Real estate loans:
One-to four family residential	$—	$315	$315
Commercial real estate	359	—	359
Construction	—	—	—
Home equity loans and lines of credit	—	—	—
Commercial business loans	—	—	—
Consumer loans	—	—	—

Total loans	$359	$315	$674

At June 30, 2007
Real estate loans:
One-to four family residential	$—	$—	$—
Commercial real estate	368	181	549
Construction	—	—	—
Home equity loans and lines of credit	—	—	—
Commercial business loans	62	74	136
Consumer loans	100	—	100

Total loans	$530	$255	$785

Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired it is recorded at estimated fair value at the date of foreclosure less the cost to sell, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions. Holding costs and declines in estimated fair value result in charges to expense after acquisition. At June 30, 2011 the Bank had $105 thousand of real estate owned. At June 30, 2010 and 2009, the same property was held at $193 thousand in real estate owned. The Bank had no real estate owned at June 30, 2008 or 2007.

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

The Bank maintains an allowance for loan losses at an amount estimated to equal all credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the statement of condition date. The Bank’s determination as to the classification of assets is subject to review by the Bank’s principal federal regulator, the OCC. The Bank regularly reviews the asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

The following table details classified assets, assets designated as special mention, and criticized assets as of June 30, 2011 and 2010.

	At June 30,
	2011	2010
	(In thousands)
Classified assets:
Substandard	$8,736	$2,607
Doubtful	—	—
Loss	—	—

Total classified assets	8,736	2,607
Special mention	5,475	6,200

Total criticized assets	$14,211	$8,807

The Bank had $8.7 million in loans classified as substandard at June 30, 2011 as compared to $2.6 million at June 30, 2010. At June 30, 2011, $7.7 million of the loans classified as substandard were one- to four-family residential or commercial real estate loans that were collateral-dependent. Management reviewed these loans for impairment on an individual loan or relationship basis.

At June 30, 2011, Management determined that four of the loans listed as substandard, for a total of $2.4 million, were both impaired and troubled debt restructures. Accordingly, a specific allowance for loan losses for these loans was provided or the loans were written down to current market value. An analysis was completed for each of the loans listed as substandard according to the methodology described in “Allowance for Loan Losses.” Based on this analysis, Management provided specific reserves of $90 thousand for these loans.

Allowance for Loan Losses

The Bank provides for loan losses based upon the consistent application of the documented allowance for loan loss methodology. All loan losses are charged to the allowance for loan losses and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in Management’s judgment, deserve current recognition in estimating probable losses. Management regularly reviews the loan portfolio and makes provisions for loan losses in order to maintain the allowance for loan losses in accordance with U.S. GAAP. The Bank considers residential mortgage loans and home equity loans and lines of credit to customers as small, homogeneous loans, which are evaluated for impairment collectively based on historical loss experience. Commercial mortgage and business loans are viewed individually and considered impaired if it is probable that the Bank will not be able to collect scheduled payments of principal and interest when due; according to the contractual terms of the loan agreements. The allowance for loan losses consists primarily of three components:

(1)	specific allowances established for impaired loans (as defined by U.S. GAAP). The amount of impairment provided for as a specific allowance is represented by the deficiency, if any, between the estimated fair value of the loan, or the loan’s observable market price, if any, or the underlying collateral, if the loan is collateral dependent, and the carrying value of the loan. Impaired loans for which the estimated fair value of the loan exceeds the carrying value of the loan do not reduce specific allowances;

(2)	general allowances established for loan losses on a portfolio basis for loans that do not meet the definition of impaired loans. The portfolio is grouped into similar risk characteristics, primarily loan type. The Bank applies an estimated loss rate to each loan group. The loss rates applied are based upon loss experience adjusted, as appropriate, for the environmental factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions; and

(3)	unallocated allowances established to provide for probable losses that have been incurred as of the reporting date but are not reflected in the allocated allowance.

Actual loan losses may be significantly more than the allowance for loan losses established, which could have a material negative effect on financial results.

The adjustments to historical loss experience are based on Management’s evaluation of several qualitative and environmental factors, including:

•	changes in any concentration of credit (including, but not limited to, concentrations by geography, industry, or collateral type);

•	changes in the number and amount of non-accrual loans, watch list loans, and past due loans;

•	changes in national, state, and local economic trends;

•	changes to other external influences including, but not limited to, legal, accounting, peer, and regulatory changes;

•	changes in the types of loans in the loan portfolio;

•	changes in the experience and ability of personnel and management in the loan origination and loan servicing departments;

•	changes in the value of underlying collateral for collateral dependent loans;

•	changes in lending strategies; and

•	changes in lending policies and procedures.

Historically, the Bank experienced limited loan losses. More recently, as the Bank has experienced increased loan losses, Management utilized the Bank’s historical loss experience in determining applicable portions of the allowance for loan losses. During the fiscal year ended June 30, 2011, the Bank adjusted its historical loss experience to reflect worsening economic conditions, as well as increases in commercial real estate and commercial business loans.

Management evaluates the allowance for loan losses based upon the combined total of the specific, general, and unallocated components. Generally, when the loan portfolio increases, absent other factors, the allowance for loan loss methodology results in a higher dollar amount of estimated probable losses than would be the case without the increase. Generally, when the loan portfolio decreases, absent other factors, the allowance for loan loss methodology results in a lower dollar amount of estimated probable losses than would be the case without the decrease.

Generally, the Bank underwrites commercial real estate and residential real estate loans at a loan-to-value ratio of 75% or less. Accordingly, in the event that a loan becomes past due, Management will conduct visual inspections of collateral properties and/or review publicly available information, such as online databases, to ascertain property values. The Bank may request a formal third party appraisal for various reasons including, but not limited to, age of previous appraisal, changes in market condition, and changes in borrower’s condition. For loans initially determined to be impaired loans, the Bank utilizes the ascertained or appraised property value in determining the appropriate specific allowance for loan losses attributable to a loan as described in “Allowance for Loan Losses.” In addition, changes in the appraised value of properties securing loans can result in an increase or decrease in the general allowance for loan losses as an adjustment to the historical loss experience due to qualitative and environmental factors, as described above.

The loan portfolio is evaluated on a quarterly basis and the allowance is adjusted accordingly. While the best information available is used to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the OCC will periodically review the allowance for loan losses. The OCC may require the Bank to recognize additions to the allowance based on their analysis of information available to them at the time of their examination.

Loans are placed on non-accrual status when payment of principal or interest is 90 days or more delinquent. If a loan is well secured and in the process of collection, exceptions to the non-accrual policy are acceptable. Loans are also placed on non-accrual status if collection of principal or interest, in full, is in doubt. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed and further income is recognized only when full repayment of the loan is complete or the loan returns to accrual status, at which point income is recognized to the extent received. The loan may be returned to accrual status if both principal and interest payments are brought current, there has been a period of sustained performance (generally six months), and full payment of principal and interest is expected.

The following table sets forth activity in the Company’s allowance for loan losses for the fiscal years indicated.

	At or for the Fiscal Years Ended June 30,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Balance at beginning of the year	$1,737	$1,167	$483	$609	$1,061
Charge-offs:
Real estate loans:
One-to four family residential	15	1	39	—	—
Commercial real estate	166	136	164	126	—
Construction	—	—	—	—	—
Home equity loans and lines of credit	79	571	—	—	—
Commercial business loans	—	—	—	—	—
Consumer loans	—	—	—	—	—

Total charge-offs	260	708	203	126	—
Recoveries:
Real estate loans:
One-to four family residential	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Home equity loans and lines of credit	30	—	—	—	—
Commercial business loans	—	—	10	—	—
Consumer loans	—	—	—	—	—

Total recoveries	30	—	10	—	—
Net charge-offs	230	708	193	126	—
Provision	739	1,278	877	—	(452)

Balance at end of year	$2,246	$1,737	$1,167	$483	$609

Ratios:
Net charge-offs to average loans	0.08%	0.26%	0.07%	0.04%	0.00%
Allowance for loan losses to non-performing loans	42.44%	389.46%	47.46%	153.33%	238.82%
Allowance for loan losses to total loans	0.80%	0.63%	0.41%	0.17%	0.20%

For additional information with respect to the portions of the allowance for loan losses attributable to the Company’s loan classifications see “Allocation of Allowance for Loan Losses.” For additional information with respect to non-performing loans and delinquent loans, see “—Non-performing and Problem Assets—Non-performing Assets” and “—Non-performing and Problem Assets—Non-performing Assets—Delinquent Loans.”

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category.

	At June 30,
	2011		2010		2009		2008		2007
	Allowance for Loan Losses	Percent of Total Loans	Allowance for Loan Losses	Percent of Total Loans	Allowance for Loan Losses	Percent of Total Loans	Allowance for Loan Losses	Percent of Total Loans	Allowance for Loan Losses	Percent of Total Loans
	(dollars in thousands)
Real estate loans:
One-to four family residential	$528	34.5%	$449	44.5%	$185	53.3%	$238	62.0%	$118	66.0%
Commercial real estate	706	38.6	820	30.7	319	22.8	31	22.5	47	20.3
Construction	2	0.4	2	0.4	285	1.7	63	1.1	63	0.1
Home equity loans and lines of credit	440	13.8	175	15.0	18	14.3	42	12.4	56	12.1
Commercial business loans	383	12.7	127	9.4	360	7.9	92	1.9	236	1.5
Consumer loans	—	—	—	—	—	—	5	0.1	2	—

Total allocated allowance	2,059	100.0	1,573	100.0	1,167	100.0	471	100.0	522	100.0
Unallocated	187	—	164	—	—	—	12	—	87	—

Total	$2,246	100.0%	$1,737	100.0%	$1,167	100.0%	$483	100.0%	$609	100.0%

The primary driver of the level of the allowance for loan losses is the Company’s determination of the level of risk in the loan portfolios. This risk is attributable to several factors, as discussed in “Allowance for Loan Losses.” The Company determined there is lower risk in the residential loan portfolio; which consists of conventionally underwritten mortgages that generally conform to Fannie Mae and Freddie Mac guidelines. The Company believes more risky portions of the loan portfolio include commercial real estate, commercial business, construction loans, and home equity loans and lines of credit. Commercial real estate loans comprise the largest component of total loans. Commercial real estate loans increased to 38.6% of the loan portfolio at June 30, 2011 from 30.7% of the total loan portfolio at June 30, 2010. Commercial business loans increased to 12.7% of total loans from 9.4% of the total loans at June 30, 2011 and 2010, respectively. The increases in both portfolios are a continuation of Management’s strategic plan to grow the commercial portfolios. The allowance for loan losses associated with the commercial real estate loan portfolio decreased to $706 thousand from $820 thousand for the years ended June 30, 2011 and 2010, respectively, as a result of the recovery of a portion of the specific allowance related to one commercial real estate loan whose recently appraised value at June 30, 2011 was at a level sufficient to make the recovery. While home equity loans and lines of credit decreased to 13.8% from 15.0% of total loans at June 30, 2011 and 2010 respectively, the allowance for loan losses increased due to the negative impact on the historical factors used to calculate the allowance for loan losses as a result of the charge-offs in the home equity loans and lines of credit portfolio as discussed in “Comparison of Operating Results for the Fiscal Years Ended June 30, 2011 and 2010—Provision for Loan Losses.” Management has increased the origination of one- to four-family residential loans, primarily 10, 15, and 20 year maturities. Management evaluated and modified some of the qualitative factors associated with the one- to four-family residential loan portfolio based on the increased origination discussed. Additionally, the allowance for loan losses also increased due to the negative impact on the historical factors used to calculate the allowance for loan losses as a result of the charge-offs in the one- to four family residential loan portfolio as discussed in “Comparison of Operating Results for the Fiscal Years Ended June 30, 2011 and 2010—Provision for Loan Losses.” These increases were partially offset due to the fact that two loan relationships with not-for-profit entities that have collateral value well in excess of the loan value were moved to substandard. Based on the value of the collateral, no specific allowances are required for these two loans.

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

Historically, the Bank operated as a traditional thrift institution. Therefore, the significant majority of the Bank’s assets consist of longer-term, fixed rate residential mortgage loans and mortgage backed securities, which were funded primarily with checking and savings accounts and short-term borrowings. In recent years, in an effort to decrease the Bank’s exposure to interest rate risk, the Bank sold long term (primarily 30 year), one- to four-family residential real estate loans and shifted the Bank’s focus to originating more commercial real estate loans and commercial business loans, which generally have shorter maturities than one- to four-family residential mortgage loans, and are usually originated with adjustable interest rates.

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

In addition, changes in interest rates can affect the fair values of financial instruments. For additional information, see Note 20 in the accompanying Notes to the Consolidated Financial Statements.

Net Portfolio Value

The table below sets forth, as of June 30, 2011, the Bank’s internal calculation of the estimated changes in Net Portfolio Value (“NPV”), the difference between the present value of an institution’s assets and liabilities, that would result from the designated instantaneous changes in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3)(4)	Increase (Decrease) in NPV Ratio as a Percent of Present Value of Assets (bp) (3)(4)
+300	$86,037	$(6,462)	-7.0%	22.03%	(1.06)
+200	$88,728	$(3,771)	-4.1%	22.50%	(0.59)
+100	$91,206	$(1,293)	-1.4%	22.92%	(0.17)
0	$92,499	$—	0.0%	23.09%	—
-100	$92,786	$(287)	-0.3%	23.09%	—

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. The Bank’s primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Atlanta, borrowings from the Federal Reserve Bank of Richmond, repurchase agreements, and maturities, principal repayments, and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank’s Asset/Liability Management Committee, under the direction of the Company’s Chief Financial Officer, is responsible for establishing and monitoring liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of the Bank’s customers, as well as, unanticipated contingencies. Management believes that the Bank has enough sources of liquidity to satisfy short- and long-term liquidity needs as of June 30, 2011.

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

The most liquid assets are cash and cash equivalents. The level of these assets is dependent on the operating, financing, lending, and investing activities during any given period. At June 30, 2011, cash and cash equivalents totaled $38.0 million as compared to $36.0 million at June 30, 2010.

Cash flows are derived from operating activities, investing activities, and financing activities as reported in the Company’s Consolidated Statements of Cash Flows included in the Company’s Consolidated Financial Statements.

At June 30, 2011, the Bank had $56.4 million in loan commitments outstanding. At June 30, 2011 unfunded commitments under lines of credit, including letters of credit, were $46.5 million and commitments to grant loans were $9.9 million. Certificates of deposit due within one year of June 30, 2011 totaled $53.0 million. If these deposits do not remain with the Bank, the Bank may be required to seek other sources of funds, including loan sales, brokered deposits, repurchase agreements, Federal Home Loan Bank advances, and Federal Reserve Bank borrowings. However, recently, the Bank has held cash in excess of funding needs because of increased prepayments on longer-term, one- to four-family residential real estate loans, resulting from refinancings with other financial institutions, and repayments on the Bank’s securities investments, which has enabled the Bank to lower deposit pricing and allow higher-cost brokered certificates of deposit to run off. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than it currently pays on certificates of deposit due on or before June 30, 2012. Management believes, however, based on historical experience and current market interest rates that the Bank will retain, upon maturity, a large portion of the certificates of deposit with maturities of one year or less as of June 30, 2011.

The Bank’s primary investing activity is loan origination. During the fiscal years ended June 30, 2011 and 2010, the Bank originated $48.0 million and $55.1 million of loans, respectively. During these years, the Bank purchased $14.8 million and $22.7 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. The Bank experienced a net increase in deposits of $23.6 million for the year ended June 30, 2011 compared to a net decrease in total deposits of $11.1 million for the fiscal year ended June 30, 2010. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and the Bank’s local competition, and by other factors.

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond the Bank’s ability to generate funds internally, borrowing agreements exist with the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank, which provide an additional source of funds. The Bank also utilizes securities sold under agreements to repurchase as another borrowing source. Federal Home Loan Bank advances decreased by $7.2 million for the fiscal year ended June 30, 2011, compared to a decrease of $19.6 million for the fiscal year ended June 30, 2010. At June 30, 2011, the Bank had the ability to borrow up to an additional $39.5 million from the Federal Home Loan Bank of Atlanta and the ability to borrow from the Federal Reserve Bank based upon pledging of securities; the Bank has less than $1 million in securities pledged to the Federal Reserve Discount Window. Securities sold under agreements to repurchase decreased $4.7 million for the fiscal year ended June 30, 2011, compared to an increase of $1.5 million for the fiscal year ended June 30, 2010.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2011, The Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation,” “Federal Banking Regulation,” “Capital Requirements,” and Note 15 of the accompanying Notes to the Consolidated Financial Statements.

On May 19, 2011, the Company announced that its Board of Directors had adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 462,875 shares of its common stock, or approximately 10% of the current outstanding shares.

The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate.

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

Contractual Obligations. In the ordinary course of the Company’s operations, the Bank enters into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments. The following table summarizes the Company’s significant fixed and determinable contractual obligations and other funding needs by payment date at June 30, 2011. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

Contractual Obligations	One year or less	More than one year to three years	More than three years to five years	More than five years	Total
	(in thousands)
Long-term debt	$2,500	$8,000	$4,118	$15,000	$29,618
Operating leases	337	664	668	1,607	3,276
Certificates of deposit	53,046	13,021	954	—	67,021
Other long-term liabilities	—	5,000	—	—	5,000

Total	$55,883	$26,685	$5,740	$16,607	$104,915

Commitments to extend credit	$56,432	$—	$—	$—	$56,432

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

OBA FINANCIAL SERVICES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

OBA Financial Services, Inc.

Germantown, Maryland

We have audited the accompanying consolidated statements of condition of OBA Financial Services, Inc. and subsidiary (the “Company”) as of June 30, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OBA Financial Services, Inc. and subsidiary as of June 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Harrisburg, Pennsylvania

September 28, 2011

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Condition

(In thousands, except share data)	June 30, 2011	June 30, 2010
Assets:
Cash and due from banks	$32,535	$16,946
Federal funds sold	5,433	19,100

Cash and cash equivalents	37,968	36,046
Interest bearing deposits with other banks	7,058	5,072
Securities available for sale	35,828	29,346
Securities held to maturity (fair value of $3,795 and $4,809)	3,623	4,637
Federal Home Loan Bank stock, at cost	2,987	3,883
Loans	281,866	277,835
Less: allowance for loan losses	2,246	1,737

Net loans	279,620	276,098
Premises and equipment, net	6,285	6,231
Bank owned life insurance	8,601	8,297
Other assets	4,475	4,485

Total assets	$386,445	$374,095

Liabilities:
Deposits:
Noninterest-bearing	$29,468	$23,499
Interest-bearing	227,563	209,942

Total deposits	257,031	233,441
Securities sold under agreements to repurchase	15,566	20,292
Federal Home Loan Bank advances	29,618	36,834
Advance payments from borrowers for taxes and insurance	1,921	2,262
Other liabilities	1,449	1,044

Total liabilities	305,585	293,873

Stockholders’ Equity:
Preferred stock (par value $.01); authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock (par value $.01); authorized 100,000,000 shares; issued and outstanding 4,602,050 and 4,628,750 shares at June 30, 2011 and June 30, 2010, respectively	46	46
Additional paid-in capital	44,419	44,759
Unearned ESOP shares	(3,425)	(3,610)
Retained earnings	39,141	38,284
Accumulated other comprehensive income	679	743

Total stockholders’ equity	80,860	80,222

Total liabilities and stockholders’ equity	$386,445	$374,095

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Operations

	Years Ended June 30,
(In thousands, except per share data)	2011	2010
Interest and Dividend Income:
Loans receivable, including fees	$15,063	$14,636
Investment securities:
Interest—taxable	1,092	1,293
Dividends	28	18
Federal funds sold	65	103

Total interest and dividend income	16,248	16,050

Interest Expense:
Deposits	2,623	3,593
Federal Home Loan Bank advances	1,333	2,087
Securities sold under agreements to repurchase	245	241

Total interest expense	4,201	5,921

Net interest income	12,047	10,129
Less provision for loan losses	739	1,278

Net interest income after provision for loan losses	11,308	8,851

Non-Interest Income (Loss):
Customer service fees	409	468
Loan servicing fees	41	49
Bank owned life insurance income	305	342
Impairment losses on investment securities:
Other-than-temporary impairment losses	—	(512)
Non-credit losses previously recognized in other comprehensive income before taxes	—	(1,370)

Net impairment losses recognized in income	—	(1,882)
Other gains	91	63
Other non-interest income	121	91

Total non-interest income (loss)	967	(869)

Non-Interest Expense:
Salaries and employee benefits	5,955	5,009
Occupancy and equipment	1,722	1,492
Data processing	720	677
Directors’ fees	331	310
FDIC assessments	258	380
Other non-interest expense	2,049	1,463

Total non-interest expense	11,035	9,331

Income (loss) before income taxes	1,240	(1,349)
Income tax expense (benefit)	383	(639)

Net income (loss)	$857	$(710)

Basic/diluted earnings (loss) per share (1)	$0.20	$(0.17)

Basic/diluted weighted average shares outstanding (1)	4,273,799	4,261,124

(1)	Fiscal year 2010 calculated from the effective date of January 21, 2010 to the period end.

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

Years Ended June 30, 2011 and 2010

(In thousands, except share data)	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, July 1, 2009	$—	$—	$—	$38,994	$(492)	$38,502
Comprehensive income:
Net loss				(710)		(710)
Other comprehensive income (loss), net of tax:
Unrealized losses on debt securities for which a portion of impairment has been recognized in income, net of tax benefit of ($199)					(313)	(313)
Net unrealized gains on other available for sale securities, net of tax of $256					402	402
Reclassification adjustment for other-than-temporary impairment losses included in income, net of tax of $734					1,148	1,148
Reclassification adjustment for gain on sales of investments, net of tax benefit of ($1)					(2)	(2)

Total comprehensive income						525
Issuance of 4,628,750 shares of common stock net of offering costs	46	44,752				44,798
Purchase of 370,300 ESOP shares			(3,703)			(3,703)
ESOP shares committed to be released (9,258 shares)		7	93			100

Balances, June 30, 2010	$46	$44,759	$(3,610)	$38,284	$743	$80,222
Comprehensive income:
Net income				857		857
Other comprehensive income (loss), net of tax:
Net unrealized losses on other available for sale securities, net of tax benefit of ($39)					(64)	(64)

Total comprehensive income						793

ESOP shares committed to be released (18,515 shares)		56	185			241
Purchase and retirement of 26,700 shares of Company stock		(396)				(396)

Balances, June 30, 2011	$46	$44,419	$(3,425)	$39,141	$679	$80,860

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
(in thousands)	2011	2010
Operating Activities:
Net income (loss)	$857	$(710)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	739	1,278
Depreciation and amortization of premises and equipment	648	540
Net amortization (accretion) of securities premiums and discounts	151	(7)
Net gains on sale of investment securities	—	(3)
Impairment losses on investment securities	—	1,882
Proceeds from sales of loans held for sale	3,527	3,527
Originated loans held for sale	(3,428)	(3,467)
Net gains on sales of loans	(99)	(60)
Amortization of net deferred loan (fees) costs	(28)	6
Write-down of foreclosed assets	88	—
Net gain on sale of deposits and branch assets	(80)	—
Bank owned life insurance income	(305)	(342)
ESOP expense	241	100
Amortization of mortgage servicing rights	9	4
Amortization of brokered deposit premiums	28	29
Deferred income tax (benefit) expense	(164)	157
Changes in other assets and liabilities, net	527	(2,528)

Total adjustments	1,854	1,116

Net cash provided by operating activities	2,711	406

Investing Activities:
Principal collections and maturities of securities available for sale	8,094	6,885
Principal collections and maturities of securities held to maturity	1,004	5,340
Proceeds from sales of securities available for sale	—	2,579
Purchases of securities available for sale	(14,820)	(12,743)
Purchases of securities held to maturity	—	(9,983)
Redemption of Federal Home Loan Bank Stock, net	896	—
Increase in interest bearing deposits with other Banks, net	(1,986)	(5,072)
Loan purchases	(4,121)	—
Loan originations less principal collections	(112)	6,077
Purchases of premises and equipment	(871)	(385)
Purchases of bank-owned life insurance	—	(2,500)

Net cash used in investing activities	(11,916)	(9,802)

Financing Activities:
Sale of deposits	(10,421)	(11,095)
Increase in other deposits	34,227	—
(Decrease) increase in securities sold under agreements to repurchase	(4,726)	1,513
Proceeds from FHLB Advances	15,000	4,300
Repayment of FHLB advances	(22,216)	(23,866)
Net decrease in advance payments from borrowers for taxes and insurance	(341)	(162)
Proceeds from issuance of common stock, net of costs	—	41,095
Purchase and retirement of Company stock	(396)	—

Net cash provided by financing activities	11,127	11,785

Increase in cash and cash equivalents	1,922	2,389
Cash and cash equivalents at beginning of period	36,046	33,657

Cash and cash equivalents at end of period	$37,968	$36,046

Supplemental Disclosures:
Interest paid	$4,166	$6,108
Income taxes paid	568	81
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

Note 1—Organization and Nature of Operations

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

On January 21, 2010, OBA Bancorp, MHC completed its plan of conversion and reorganization from a mutual holding company to a stock holding company. In accordance with the plan, OBA Bancorp, MHC and OBA Bancorp, Inc. ceased to exist as separate legal entities and a stock holding company, OBA Financial Services, Inc. (of which OBA Bank became a wholly owned subsidiary) sold and issued shares of capital stock to eligible depositors of OBA Bank. A total of 4,628,750 shares were issued in the conversion at $10 per share, raising $46.3 million of gross proceeds. Approximately $1.5 million in stock offering costs were offset against the gross proceeds. OBA Financial Services, Inc.’s common stock began trading on the NASDAQ Capital Market under the symbol “OBAF” on January 22, 2010.

In accordance with Office of Thrift Supervision (“OTS”) regulations, at the time of the conversion from a mutual holding company to a stock holding company, the Bank substantially restricted retained earnings by establishing a liquidation account. The liquidation account is maintained for the benefit of eligible account holders who keep their accounts at the Bank after conversion. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

The Bank is a community-oriented savings institution, providing a variety of financial services to individuals and small businesses through its offices in Montgomery and Howard Counties, Maryland. Its primary deposits are demand and time certificate accounts and its primary lending products are residential and commercial mortgage loans.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of OBA Financial Services, Inc. and OBA Bank. These entities are collectively referred to as the (“Company”) in the following notes to consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Statement of Condition and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly sensitive to change in the near term relates to the determination of the allowance for loan losses and other than temporary impairment of investment securities.

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

When the fair value of a held to maturity or available for sale security is less than its amortized cost basis, an assessment is made at the statement of financial condition date as to whether other-than-temporary impairment (“OTTI”) is present.

The Company considers numerous factors when determining whether a potential OTTI exists and the period over which the debt security is expected to recover. The principal factors considered are (1) the length of time and the extent to which the fair value has been less than the amortized cost basis, (2) the financial condition of the issuer (and guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments, (4) changes to the rating of the security by a rating agency, and (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

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

For debt securities, credit-related OTTI is recognized in income while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income / (loss) (“OCI”). Credit related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis. Noncredit-related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit-related losses recognized. For securities classified as held to maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods. For equity securities, the entire amount of OTTI is recognized in income.

Interest and dividend income is recognized when earned. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) to hold stock of its district FHLB according to a predefined formula. FHLB stock represents the required investment in the common stock of the FHLB of Atlanta and is carried at cost. FHLB stock ownership is restricted and the stock can be sold only to the FHLB or to another member institution at its par value per share.

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

Loans Held for Sale

Loans held for sale are stated at the lower of aggregate cost or fair value. Net fees and costs of originating loans held for sale are deferred and are included in the basis for determining the gain or loss on sales of loans. There were no loans held for sale at June 30, 2011 and 2010.

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

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due. Consumer loans are typically charged-off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method until the loan returns to accrual. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The allowance consists of specific, general, and unallocated components. Specific allowances are established for impaired loans. The amount of impairment provided for as a specific allowance is represented by the deficiency, if any, between the estimated fair value of the loan based on the expected cash flows, the loan’s observable market price, if any, or the underlying collateral, if the loan is collateral dependent, and the carrying value of the loan. Impaired loans for which the estimated fair value of the loan exceeds the carrying value of the loan do not require a specific allowance.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The Company determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loans obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of homogeneous loans are collectively evaluated for impairment. Generally, the Company does not separately identify individual consumer and residential loans for impairment disclosures unless the loan has been subject to a troubled debt restructure.

General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired. The portfolio is grouped into similar risk characteristics, primarily loan type. The Company applies an estimated loss rate to each loan group. The loss rates applied are based upon its loss experience adjusted, as appropriate, for environmental factors.

The unallocated component represents the margin of imprecision inherent in the underlying assumptions used in estimating specific and general allowances.

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

Servicing

Servicing assets are recognized when rights are acquired through sale of financial assets. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

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

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded when they are funded.

Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosures are held for sale and are initially recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by the Company and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. Foreclosed assets amounted to $105 thousand at June 30, 2011 and $193 thousand at June 30, 2010 and are included in other assets.

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

Common Stock Repurchase Program

In 2011, the Company adopted a common stock repurchase program in which shares repurchased reduce the amount of shares issued and outstanding. The repurchased shares may be reissued in connection with share-based compensations plans and for general corporate purposes. Under this plan, the Company approved the repurchase of a specific amount of shares without any specific expiration date.

Bank Owned Life Insurance

The Company invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Company on a chosen group of employees. The Company is the owner and beneficiary of the life insurance policies, and as such, the investment is carried at the cash surrender value of the underlying policies. Income from the increase in cash surrender value of the policies is included in noninterest income in the consolidated statements of operations.

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

Advertising Costs

Advertising costs are expensed as incurred. For the years ended June 30, 2011 and 2010, advertising expense was $225 thousand and $79 thousand, respectively.

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

OBA Financial Services, Inc. has entered into a tax sharing agreement with OBA Bank. The agreement provides that OBA Financial Services, Inc. will file a consolidated federal tax return and that the tax liability shall be apportioned among the entities as would be computed if each entity had filed a separate return. According to Maryland tax law, OBA Financial Services, Inc. and OBA Bank file separate Maryland state tax returns.

Reclassifications

Certain amounts in the 2010 financial statements have been reclassified to conform with the 2011 presentation.

Comprehensive Income

U.S. GAAP requires that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated statement of condition, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income / (loss) and related tax effects are as follows:

	Years Ended June 30,
	2011	2010
	(In thousands)
Unrealized losses on debt securities for which a portion of impairment has been recognized in income	$—	$(512)
Unrealized gains (losses) on other available for sale securities	(103)	658
Reclassification adjustment for OTTI losses included in income	—	1,882
Reclassification adjustment for gain on sale of investments	—	(3)

Net unrealized gains (losses)	(103)	2,025
Tax effect	(39)	790

Other comprehesive income (loss)	$(64)	$1,235

Accumulated other comprehensive income consists of the following:

	June 30,
	2011	2010
	(In thousands)
Unrealized gains on available for sale securities	$1,114	$1,217
Tax effect	(435)	(474)

Total	$679	$743

Recent Accounting Pronouncements

Accounting Standards Update 2010-06

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurement and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.

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

Accounting Standards Update 2011-02

In April 2011, The FASB issued this Update to clarify the accounting principles applied to loan modifications, as defined by FASB Accounting Standards Codification (“ASC”) Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The Update clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession. For public entities, the amendments in the Update are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The entity should also disclose information required by ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which had previously been deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. This update is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update 2011-03

In April 2011, the FASB issued Accounting Standards Update 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.

The amendments in ASU 2011-03 improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.

The effective date is the first interim or annual period beginning on or after December 15, 2011. Early application is not permitted. This update is not expected to have an impact on the Company’s Financial Statements.

Accounting Standards Update ASU 2011-04

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.

The amendments improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRSs.

The effective date is the first interim or annual period beginning on or after December 15, 2011. Early application is not permitted. This update is not expected to have an impact on the Company’s Financial Statements.

Accounting Standards Update ASU 2011-05

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.

The amendments improve the comparability, consistency and transparency of financial reporting to increase the prominence of items reported on other comprehensive income.

The effective date is the first interim or annual period beginning on or after December 15, 2011. Early application is permitted. This update is not expected to have an impact on the Company’s Financial Statements.

Note 3—Restrictions on Cash and Amounts Due From Banks

The Company is required to maintain average reserve balances on hand or with the Federal Reserve Bank. At June 30, 2011 and 2010, these reserve balances amounted to $5.3 million and $4.1 million, respectively.

Note 4—Federal Home Loan Bank Stock

The FHLB of Atlanta, during the years ended 2008, 2009, and 2010, experienced higher levels of OTTI in its investment portfolio, primarily on private label mortgage-backed securities, which had adversely impacted its operating results and capital and raised concerns about whether its capital levels could be reduced below regulatory requirements.

As of June 30, 2011, the FHLB of Atlanta was in compliance with all of its regulatory capital requirements. Total regulatory capital-to-assets ratio was 6.76%, exceeding the minimum 4.00% requirement and its risk-based capital was $7.9 billion, which is $5.7 billion in excess of the $2.2 billion required.

The Company believes the FHLB of Atlanta’s operating results and capital levels will continue to improve as conditions in the housing industry and economy improve. In addition, the Company believes that the FHLB of Atlanta has met all payment commitments required by law or regulation and that there has been no significant legislative and regulatory changes impacting its customer base.

The Company has the intent and ability to hold the FHLB of Atlanta stock for the amount of time necessary to recover its investment and, based on its evaluation. There was no impairment recorded on FHLB stock in 2011 or 2010.

Note 5—Securities

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011
Securities available for sale:
Debt Securities:
Residential mortgage-backed securities (1)	$34,547	$1,116	$—	$35,663
Trust preferred securities	117	—	(2)	115

Total debt securities available for sale	34,664	1,116	(2)	35,778
Equity Securities	50	—	—	50

Total securities available for sale	34,714	1,116	(2)	35,828

Securities held to maturity:
Debt Securities:
Residential mortgage-backed securities (1)	3,623	172	—	3,795

Total debt securities held to maturity	3,623	172	—	3,795

Total investment securities	$38,337	$1,288	$(2)	$39,623

June 30, 2010
Securities available for sale:
Debt Securities:
Residential mortgage-backed securities (1)	$27,944	$1,243	$—	$29,187
Trust preferred securities	135	—	(26)	109

Total debt securities available for sale	28,079	1,243	(26)	29,296
Equity Securities	50	—	—	50

Total securities available for sale	28,129	1,243	(26)	29,346

Securities held to maturity:
Debt Securities:
Residential mortgage-backed securities (1)	4,637	172	—	4,809

Total debt securities held to maturity	4,637	172	—	4,809

Total investment securities	$32,766	$1,415	$(26)	$34,155

(1)	All residential mortgage-backed securities were issued by United States government agencies including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation or Government National Mortgage Association. The Company had no private label residential mortgage-backed securities at June 30, 2011 and 2010 or during the years then ended.

The amortized cost and fair value of debt securities by contractual payment dates at June 30, 2011 follows:

	Available for sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due after ten years	$117	$115	$—	$—
Residential mortgage-backed securities	34,547	35,663	3,623	3,795

Total	$34,664	$35,778	$3,623	$3,795

Residential mortgage-backed securities have been aggregated as they have no single maturity date.

At June 30, 2011 and 2010, the carrying amount of securities pledged to secure repurchase agreements was $17.5 million and $22.3 million, respectively.

During the year ended June 30, 2010, the Company re-evaluated its intent with regard to the two bank and bank holding company backed pooled trust preferred securities. Due to the continued deterioration in the financial condition of some issuers, lack of improvement in the securities’ liquidity, the amount of management’s time and related costs of monitoring, valuing, and accounting for the securities and tax related considerations, the Company decided to sell the securities. As a result of this decision, the Company recorded an other-than-temporary impairment charge of $1.9 million for the year ended June 30, 2010. The other-than-temporary impairment charge was based on the amount of the amortized cost of the securities in excess of the subsequent sale proceeds of $97 thousand.

The Company received proceeds of $2.6 million for the sale of securities available for sale in the fiscal year ended June 30, 2010, resulting in gross realized gains of $3 thousand. In addition to the aforementioned sale of pooled trust preferred securities, the Company sold one U.S. government-sponsored mortgage-backed security. There were no sales of securities in the year ended June 30, 2011.

Information pertaining to securities with gross unrealized losses at June 30, 2011 and 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or More		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2011
Trust preferred securities	$—	$—	$2	$115	$2	$115
June 30, 2010
Trust preferred securities	$—	$—	$26	$109	$26	$109

At June 30, 2011, the Company’s sole trust preferred security is a variable rate pool of trust preferred securities issued by insurance companies or their holding companies. This position and the related unrealized loss in the trust preferred security is not material to the Company’s consolidated financial position or results of operations. The decline in the fair value of this security has been caused by (1) collateral deterioration due to failures and credit concerns across the financial services sector, (2) the widening of credit spreads for asset-backed securities, and (3) general illiquidity and, as a result, inactivity in the market for these securities. The unrealized loss in the table above was not recognized in income as the Company believes the present value of expected cash flows is sufficient to recover the entire amortized cost basis.

The following table presents a summary of cumulative credit losses related to other-than-temporary impairment charges recognized in income for trust preferred securities:

	Years Ended June 30,
(In thousands)	2011	2010
Beginning balance of cumulative credit losses	$—	$1,020
Additions to credit losses recorded on securities	—	550
Reduction for securities sold	—	(1,570)

Ending balance of cumulative credit losses	$—	$—

Note 6—Credit Quality of Loans and Provision and Allowance for Loan Losses

A summary of the balances of loans receivable follows:

	June 30,
	2011	2010
	(In thousands)
Commerical business loans	$36,041	$26,448
Commercial real estate	108,756	85,423
Construction	1,180	1,071
One-to four family residential	97,285	123,452
Home equity loans and lines of credit	38,329	41,105

Loans	281,591	277,499
Net deferred commerical loan (fees) costs	(181)	(214)
Net deferred home equity costs	456	550

Loans net of deferred (fees) costs	281,866	277,835
Allowance for loan losses	(2,246)	(1,737)

Total loans, net	$279,620	$276,098

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

The Company maintains an allowance for loan losses at an amount estimated to equal all credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the statement of condition date. The Company’s determination as to the classification of assets is subject to review by the Company’s principal federal regulator, the OCC. The Company regularly reviews the loan portfolio to determine whether any assets require classification in accordance with applicable regulations.

Management evaluates the allowance for loan losses based upon the combined total of the specific, general, and unallocated components as discussed below. Generally, when the loan portfolio increases, absent other factors, the allowance for loan loss methodology results in a higher dollar amount of estimated probable losses than would be the case without the increase. Generally, when the loan portfolio decreases, absent other factors, the allowance for loan loss methodology results in a lower dollar amount of estimated probable losses than would be the case without the decrease.

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

Generally, the Company underwrites commercial real estate loans at a loan-to-value ratio of 75% or less and residential real estate loans are underwritten at a loan-to-value ratio not exceeding 80%. In the event that a loan becomes past due, management will conduct visual inspections of collateral properties and/or review publicly available information, such as online databases, to ascertain property values. The Company may request a formal third party appraisal for various reasons including, but not limited to, age of previous appraisal, changes in market condition, and changes in borrower’s financial condition. For loans initially determined to be impaired loans, the Company utilizes the ascertained or appraised property value in determining the appropriate specific allowance for loan losses attributable to a loan. In addition, changes in the appraised value of properties securing specific loans can result in an increase or decrease in the general allowance for loan losses as an adjustment to the historical loss experience due to qualitative and environmental factors.

The loan portfolio is evaluated on a quarterly basis and the allowance is adjusted accordingly. While the best information available is used to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the OCC will periodically review the allowance for loan losses. The OCC may require the Company to recognize additions to the allowance based on their analysis of information available to them at the time of their examination.

The following table presents the classes of the loan portfolio summarized by loan rating within the Company’s internal risk rating system as of June 30, 2011:

(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commerical business loans	$33,199	$1,788	$1,054	$—	$36,041
Commercial real estate	98,084	3,687	6,985	—	108,756
Construction	1,180	—	—	—	1,180
One-to four family residential	96,588	—	697	—	97,285
Home equity loans and lines of credit	38,329	—	—	—	38,329

Total	$267,380	$5,475	$8,736	$—	$281,591

The performance and credit quality of the loan portfolio is also monitored by the analyzing of the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due and non-accrual status as of June 30, 2011:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable	Total Non-Accrual Loans
Commerical business loans	$—	$—	$—	$—	$36,041	$36,041	$—
Commercial real estate	—	327	2,094	2,421	106,335	108,756	5,292
Construction	—	—	—	—	1,180	1,180	—
One-to four family residential	—	—	—	—	97,285	97,285	—
Home equity loans and lines of credit	198	75	—	273	38,056	38,329	—

Total	$198	$402	$2,094	$2,694	$278,897	$281,591	$5,292

The Company had $5.3 million and $446 thousand in nonaccrual loans at June 30, 2011 and 2010, respectively. The Company had $2.7 million in loans that were past due at June 30, 2011. At June 30, 2011, the Company had $2.1 million past due 90 days or more and $600 thousand past due 30 to 89 days. The Company had no loans past due 90 days or more on which interest was still accruing as of June 30, 2011 and 2010. Interest recognized using the cash basis on nonaccrual loans during the years ended June 30, 2011 and 2010 was $106 thousand and $12 thousand, respectively. Interest of $121 thousand and $49 thousand was not recognized as interest income due to non-accrual status of loans during the years ended June 30, 2011 and 2010, respectively.

An analysis of the allowance for loan losses follows:

	Years Ended June 30,
	2011	2010
	(In thousands)
Balance at beginning of year	$1,737	$1,167
Provision for loan losses	739	1,278
Loans charged-off	(260)	(708)
Recoveries	30	—

Balance at end of year	$2,246	$1,737

The following table sets forth the activity in and allocation of the allowance for loan losses by loan portfolio class as of and for the year ended June 30, 2011.

(In thousands)	Commercial business loans	Commercial real estate	Construction	One-to four family residential	Home equity loans and lines of credit	Unallocated	Total loans
Allowance for loan losses:
Beginning Balance	$127	$820	$2	$449	$175	$164	$1,737
Charge-offs	—	(166)	—	(15)	(79)	—	(260)
Recoveries	—	—	—	—	30	—	30
Provisions	256	52	—	94	314	23	739

Ending balance	$383	$706	$2	$528	$440	$187	$2,246

Allowance for Loan Losses:
Ending allowance balance related to loans:
Individually evaluated for impairment	$—	$—	$—	$90	$—	$—	$90
Collectively evaluated for impairment	383	706	2	438	440	187	2,156

Total ending allowance balance	$383	$706	$2	$528	$440	$187	$2,246

Loans receivable:
Ending loan balance
Individually evaluated for impairment	$—	$6,985	$—	$697	$—		$7,682
Collectively evaluated for impairment	36,041	101,771	1,180	96,588	38,329		273,909

Total ending loan balance	$36,041	$108,756	$1,180	$97,285	$38,329		$281,591

The following table summarizes information in regards to impaired loans by loan portfolio class for the year ended June 30, 2011:

(In thousands)	As of the end of the period			For the year ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial real estate	$6,985	$7,067	$—	$4,452	$197
One-to four family residential

Total with no allowance recorded	$6,985	$7,067	$—	$4,452	$197

With an Allowance Recorded:
Commercial real estate	$—	$—	$—	$—	$—
One-to four family residential	697	697	90	693	82

Total with allowance recorded	$697	$697	$90	$693	$82

Total:
Commercial real estate	$6,985	$7,067	$—	$4,452	$197
One-to four family residential	697	697	90	693	82

Total	$7,682	$7,764	$90	$5,145	$279

For the periods ended June 30, 2011 and 2010, total impaired loans were $7.7 million and $2.6 million, respectively. As of June 30, 2011 and 2010, there were $7.0 million and $0 impaired loans without a valuation allowance recorded, respectively. As of June 30, 2011 and 2010, there were $697 thousand and $2.6 million of impaired loans with a valuation allowance recorded, respectively. The valuation allowance recorded for those impaired loans was $90 thousand and $614 thousand as of June 30, 2011 and 2010, respectively. The average investment in impaired loans for the periods ended June 30, 2011 and 2010 was $5.1 million and $2.3 million, respectively.

Note 7—Servicing

Loans serviced for others and advances from borrowers for taxes and insurance related to those loans are not included in the accompanying statement of condition. The unpaid principal balances of loans serviced for others were $17.4 million and $19.6 million at June 30, 2011 and 2010, respectively. Advances from borrowers for taxes and insurance related to loans serviced for others amounted to $472 thousand and $496 thousand, respectively, at June 30, 2011 and 2010.

The following summarizes the activity pertaining to mortgage servicing rights:

	Years Ended June 30,
	2011	2010
	(In thousands)
Balance at beginning of year	$63	$42
Amounts capitalized on loans sold	34	25
Amortization	(9)	(4)

Balance at end of year	$88	$63

At June 30, 2011 and 2010, the Company had no valuation allowances related to mortgage servicing rights.

Note 8—Premises and Equipment

A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

	June 30,
	2011	2010
	(In thousands)
Premises:
Land	$971	$971
Office buildings	5,551	5,551
Leasehold improvements	1,146	1,151
Equipment	2,201	1,911
Leasehold improvements and equipment in process	286	91

Total premises and equipment	10,155	9,675
Accumulated depreciation and amortization	(3,870)	(3,444)

Total premises and equipment, net	$6,285	$6,231

Pursuant to the terms of non-cancelable lease agreements in effect at June 30, 2011, pertaining to premises and equipment, future minimum rent commitments under various operating leases are as follows (in thousands):

Years ending June 30:
2012	$337
2013	350
2014	314
2015	329
2016	339
Thereafter	1,607

Total	$3,276

The leases contain options to extend for a period of five years. The cost of such rentals is not included above. Total rent expense for the years ended June 30, 2011 and 2010 amounted to $412 thousand and $341 thousand, respectively.

The Company leases portions of its Germantown, Maryland office building to unrelated parties. Future minimum rental income for these non-cancelable leases is as follows (in thousands):

Years ending June 30:
2012	$109
2013	69
2014	58
2015	20
2016	20
Thereafter	70

Total	$346

Rental income from the leases for the years ended June 30, 2011 and 2010 was $81 thousand and $58 thousand, respectively.

Note 9—Deposits

Deposits were comprised of the following:

	June 30,
	2011	2010
	(In thousands)
Non-interest bearing demand	$29,468	$23,499
Interest bearing checking	57,314	63,145
Money market depoits	97,519	65,515
Savings	5,709	6,232
Time certificates of deposit	67,021	75,050

Total deposits	$257,031	$233,441

The aggregate amount of time certificates of deposit in denominations of $100 thousand or more at June 30, 2011 and 2010 was $30.6 million and $31.2 million, respectively. Accounts in the Bank are insured by the FDIC, generally up to a maximum of $250 thousand per separately insured depositor.

At June 30, 2011, the scheduled maturities of time deposits are as follows (in thousands):

Years ending June 30:
2012	$53,046
2013	8,665
2014	4,356
2015	157
2016	797

Total	$67,021

A summary of interest expense on deposits is as follows:

	Years Ended June 30,
	2011	2010
	(In thousands)
Interest bearing checking	$342	$418
Money markets deposits	537	546
Savings and escrow	31	34
Time certificates of deposit	1,713	2,595

Balance at end of year	$2,623	$3,593

Note 10—Federal Home Loan Bank Advances

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

At June 30, 2011, the contractual maturities of advances are as follows (in thousands):

Years ending June 30:
2012	$2,500
2013	8,000
2014	—
2015	4,118
2016	—
Thereafter	15,000

Total	$29,618

At June 30, 2011 and 2010, interest rates on advances ranged from 0.83% to 5.15% and from 2.52% to 5.62%, respectively. At June 30, 2011 and 2010, the weighted average interest rate on advances was 3.90% and 4.17%, respectively.

At June 30, 2011, the Company had available additional unused Federal Home Loan Bank advances of approximately $39.5 million.

Note 11—Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The repurchase agreements are secured by designated investment securities of the Company. The investment securities related to the repurchase agreements are under the control of the Company.

On March 17, 2008, the Company sold securities under an agreement to repurchase for $5.0 million, which is outstanding at June 30, 2011 and 2010. The stated repurchase date is March 17, 2013. At June 30, 2011 and 2010, the interest rate in effect was 3.23%. The repurchase agreement contains margin requirements which may require the Company to deliver additional securities or cash to the buyer should the repurchase obligation exceed 90% of the market value of the securities sold.

Other repurchase agreements generally mature within one business day from the transaction date and have a weighted average interest rate of 0.58% and 0.65% at June 30, 2011 and 2010, respectively.

The total balance of repurchase agreements at June 30, 2011 and 2010 was $15.6 million and $20.3 million, respectively. The average balance of repurchase agreements at June 30, 2011 and 2010 was $17.3 million and $18.5 million, respectively. The maximum balance of repurchase agreements at any month end for the years ended June 30, 2011 and 2010 is $23.4 million and $24.0 million respectively.

Note 12—Income Taxes

Income tax expense (benefit) consisted of the following components:

	Years Ended June 30,
	2011	2010
	(In thousands)
Federal:
Current (refundable)	$503	$(720)
Deferred (benefit)	(144)	216

Total Federal	359	(504)

State:
Current (refundable)	44	(76)
Deferred benefit	(20)	(59)

Total State	24	(135)

Total income taxes	$383	$(639)

A reconciliation of the statutory income tax at a rate of 34% to the income tax expense (benefit) included in the statements of operations is as follows:

	Years Ended June 30,
	2011	2010
Federal income tax	34.0%	34.0%
Bank owned life insurance income	(8.3)	8.7
State tax, net of federal tax effect	1.3	6.6
Other	3.9	(1.9)

Effective income tax rate	30.9%	47.4%

The components of the net deferred tax asset are as follows:

	June 30,
	2011	2010
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$877	$679
Other	239	199

Total deferred tax assets	1,116	878

Deferred tax liabilities:
Unrealized gains on available for sale securities	(435)	(475)
Depreciation	(327)	(243)
Other	(94)	(104)

Total deferred tax liabilities	(856)	(822)

Net deferred tax asset	$260	$56

In assessing whether the Company will be able to realize the deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not the benefits of these deductible differences will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. There was no valuation allowance for deferred tax assets as of June 30, 2011 and 2010.

As of June 30, 2011, the Company did not have any uncertain tax positions. Interest and penalties associated with tax liabilities would be classified as additional income taxes in the statement of operations. As of June 30, 2011, tax years ended June 30, 2008 through June 30, 2011 remain open and are subject to Federal and State taxing authority examination.

Note 13—Off Balance Sheet Activities

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	June 30,
	2011	2010
	(In thousands)
Commitments to grant loans	$9,852	$21,733
Unfunded commitments under lines of credit	46,109	48,675
Letters of credit	471	664

Total	$56,432	$71,072

Fixed and variable rate commitments to grant loans were $4.2 million and $5.7 million, respectively, at June 30, 2011.

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

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and similar transactions. The terms of the letters of credit vary and may have renewal features. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments for which collateral is deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability at June 30, 2011 and 2010 for guarantees under letters of credit issued is not material.

The Company has not been required to perform on any financial guarantees and has not incurred any losses on its commitments, during the past two years.

Note 14—Legal Contingencies

Various legal claims arise from time to time in the normal course of business which, in the opinion of Management, will not have a material effect on the Company’s consolidated financial statements.

Note 15—Regulatory Matters and Capital Requirements

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

Based on the Bank’s retained net income, at June 30, 2011, the Bank’s retained earnings available for the payment of dividends was $0. Funds available for loans or advances amounted to approximately $6.1 million at June 30, 2011.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk weighted assets, core capital to adjusted tangible assets and tangible capital to tangible assets. Management believes, as of June 30, 2011, the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2011, the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of June 30, 2011 and 2010 are presented in the table below.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011:
Total capital (to risk weighted assets)	$60,639	24.40%	$19,885	8.00%	$24,856	10.00%
Tier 1 capital (to risk weighted assets)	58,393	23.49	9,942	4.00	14,913	6.00
Core capital (to adjusted tangible assets)	58,393	15.15	15,413	4.00	19,267	5.00
Tangible capital (to adjusted tangible assets)	58,393	15.15	7,707	2.00	NA	NA
As of June 30, 2010:
Total capital (to risk weighted assets)	$58,995	25.44%	$18,549	8.00%	$23,186	10.00%
Tier 1 capital (to risk weighted assets)	57,258	24.69	9,274	4.00	13,912	6.00
Core capital (to adjusted tangible assets)	57,258	15.36	14,915	4.00	18,644	5.00
Tangible capital (to adjusted tangible assets)	57,258	15.36	7,458	2.00	NA	NA

The following table presents a reconciliation of the Company’s consolidated equity as determined using U.S. GAAP and the Bank’s regulatory capital amounts:

	June 30,
	2011	2010
	(In thousands)
Consolidated GAAP equity	$80,860	$80,222
Consolidated equity in excess of Bank equity	(21,788)	(22,219)

Bank GAAP equity	59,072	58,003
Accumulated other comprehensive (income) loss, net of tax	(679)	(743)
Intangible asset	—	(2)

Tangible capital, core capital and Tier I risk-based capital	58,393	57,258
Allowance for loan losses	2,246	1,737

Total risk-based capital	$60,639	$58,995

Note 16—Employee Benefit Plan

The Company has a 401(k) Plan in which substantially all employees participate. Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 3% of all eligible employees’ compensation under the Plan’s safe harbor provisions. The Company may also make additional discretionary contributions up to 15% of an employee’s annual compensation. Company contributions vest to the employee over a five-year period. Company contributions are reduced by any forfeitures. For the years ended June 30, 2011 and 2010, expense attributable to the Plan amounted to $110 thousand and $122 thousand, respectively.

Note 17—Employee Stock Ownership Plan

Effective January 1, 2010, the Company adopted an Employee Stock Ownership Plan (“ESOP”) for eligible employees. The ESOP borrowed $3.7 million from the Company and used those funds to acquire 370,300 shares or 8% of the total number of shares issued by the Company in its initial public offering. The shares were acquired at a price of $10.00 per share.

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

Shares purchased by the ESOP will be held by a trustee in an unallocated suspense account, and shares will be released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, OBA Bank reports compensation expense based on the average fair value of shares committed to be released with a corresponding credit to stockholders’ equity. Compensation expense recognized for the years ended June 30, 2011and June 30, 2010 amounted to $241 thousand and $100 thousand, respectively.

Shares held by the ESOP trust at June 30, 2011 and 2010 were as follows:

	June 30,
	2011	2010
Allocated shares	27,773	9,258
Unallocated shares	342,527	361,042

Total ESOP shares	370,300	370,300

Fair value of unallocated shares, in thousands	$5,069	$4,018

Note 18—Earnings Per Share

Basic earnings per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Unallocated ESOP shares are excluded from this calculation. For the years ended June 30, 2011 and 2010, the Company had no common stock equivalents outstanding. Earnings per common share for fiscal years 2011 and 2010 are determined as follows:

	June 30,
	2011	2010
(Dollars in thousands, except per share data)
Basic/diluted:
Net Income (loss)	$857	$(710)

Basic/diluted shares:
Weighted average common shares outstanding (1)	4,273,799	4,261,124

Net income (loss) per share, basic/diluted	$0.20	$(0.17)

(1)	Fiscal year 2010 calculated from the effective date of January 21, 2010 to the period end.

Note 19—Related Party Transactions

In the ordinary course of business, the Company has granted loans to executive officers and directors and their affiliates amounting to $166 thousand and $226 thousand at June 30, 2011 and 2010, respectively. During the year ended June 30, 2011, there were no principal additions and total principal payments were $60 thousand.

Deposits from related parties held by the Company at June 30, 2011 and 2010 amounted to $739 thousand and $752 thousand, respectively.

Note 20—Fair Value

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2011 and 2010 are as follows:

(In thousands)
Description	June 30, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Residential mortgage-backed securities	$35,663	$—	$35,663	$—
Trust preferred securities	115	—	—	115
Equity securities	50	—	50	—

Securities available for sale	$35,828	$—	$35,713	$115

Description	June 30, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Residential mortgage-backed securities	$29,187	$—	$29,187	$—
Trust preferred securities	109	—	—	109
Equity securities	50	—	50	—

Securities available for sale	$29,346	$—	$29,237	$109

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For the Years Ended June 30,
(In thousands)	2011	2010
Beginning balance	$109	$677
Principal repayments	(17)	(27)
Sale of securities	—	(97)
Unrealized losses included in non-interest income (loss)	—	(1,882)
Portion of unrealized losses previously included in other comprehensive income	—	1,370
Unrealized gains included in other comprehensive income (loss)	23	68

Ending balance	$115	$109

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2011 and 2010 are as follows:

(In thousands)
Description	June 30, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$607	$—	$—	$607

Real estate owned	$105	$—	$—	$105

Description	June 30, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$1,993	$—	$—	$1,993

The methods and assumptions used to estimate the fair values included in the above tables are included in the disclosures that follow.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain Company assets and liabilities at June 30, 2011 and 2010:

Cash and Cash Equivalents (Carried at Cost)

The carrying amounts of cash and short-term instruments approximate fair value.

Interest-Bearing Deposits in Banks (Carried at Cost)

The carrying amounts of interest-bearing deposits approximate fair value based on the short term nature of the assets.

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

Securities Held to Maturity (Carried at Amortized Cost)

The fair values of securities held to maturity are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

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

Mortgage Servicing Rights (Carried at Lower of Cost or Fair Value)

At origination, the Company estimates the fair value of mortgage servicing rights at 1% of the principal balances of loans sold and amortizes that amount over the estimated period of servicing revenues or charges the entire amount to income upon prepayment of the related loan. Due to the small size of the balance of mortgage servicing rights at June 30, 2011 and 2010, the Company did not perform any further analysis or estimate of their fair values. Therefore, the Company has disclosed that the carrying amounts of mortgage servicing rights approximate fair value.

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

The estimated fair values of the Company’s financial instruments were as follows:

	June 30, 2011		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$37,968	$37,968	$36,046	$36,046
Interest bearing deposits with other banks	7,058	7,058	5,072	5,072
Securities available for sale	35,828	35,828	29,346	29,346
Securities held to maturity	3,623	3,795	4,637	4,809
Federal Home Loan Bank stock	2,987	2,987	3,883	3,883
Loans receivable, net	279,620	288,282	276,098	283,876
Accrued interest receivable	1,208	1,208	1,206	1,206
Mortgage servicing rights	88	88	63	63
Financial liabilities:
Deposits	257,031	257,981	233,441	235,186
Securities sold under agreements to repurchase	15,566	15,780	20,292	20,539
Federal Home Loan Bank Advances	29,618	32,241	36,834	39,929
Accrued interest payable	276	276	241	241
Off-Balance sheet financial instruments	—	—	—	—

Note 21—Parent Company Only Financial Information

Presented below are the condensed balance sheets, statements of operations and statements of cash flows for OBA Financial Services, Inc.

CONDENSED BALANCE SHEETS

	June 30, 2011	June 30, 2010
	(In thousands)
Assets:
Cash and due from bank	$18,004	$18,400
Note receivable ESOP	3,562	3,703
Investment in bank subsidiary	59,072	58,003
Other assets	222	116

Total assets	$80,860	$80,222

Stockholders’ Equity:
Common stock	$46	$46
Additional paid-in capital	44,419	44,759
Unearned ESOP shares	(3,425)	(3,610)
Retained earnings	39,141	38,284
Accumulated other comprehensive income	679	743

Total stockholders’ equity	80,860	80,222

Total liabilities and stockholders’ equity	$80,860	$80,222

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2011	2010
	(In thousands)
Interest income on note receivable	$120	$52
Dividends from bank subsidiary	—	—

Total income	120	52

Operating expenses	154	10

Income (loss) before income tax expense (benefit) and equity in net income (loss) of bank subsidiary	(34)	42
Income tax expense (benefit)	—	16

Income (loss) before equity in net income (loss) of bank subsidiary	(34)	26
Equity in net income (loss) of bank subsidiary	891	(736)

Net income (loss)	$857	$(710)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2011	2010
	(In thousands)
Operating activities:
Net income (loss)	$857	$(710)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in net income (loss) of subsidiary	(891)	736
Increase in other assets	(107)	(109)

Total adjustments	(998)	627

Net cash used in operating activities	(141)	(83)

Investing activities:
Investment in bank subsidiary	—	(22,627)
ESOP loan principal collections	141	—

Net cash provided by (used in) investing activities	141	(22,627)

Financing activities:
Proceeds from issuance of common stock, net of costs	—	41,095
Purchases of Company stock	(396)	—

Net cash provided by (used in) financing activities	(396)	41,095

Increase (decrease) in cash equivalents	(396)	18,385
Cash and cash equivalents at beginning of year	18,400	15

Cash and cash equivalents at end of year	$18,004	$18,400

Supplemental disclosure of non cash financing activities:

During January 2010, the Company loaned $3.7 million to the Employee Stock Ownership Plan, which was used to acquire 370,300 shares of the Company’s stock. The loan is secured by the shares purchased and is shown as unearned ESOP shares in the consolidated statement of condition.

Note 22 —Subsequent Events

Equity Incentive Plan. In May 2011, the Company’s stockholders approved the OBA Financial Services, Inc. 2011 Equity Incentive Plan. Stockholders approved the issuance of a total of 648,025 shares under the plan. Grants under the plan were issued on July 21, 2011. A total of 75,000 stock options and 69,629 shares of restricted stock were granted to directors. In addition, a total of 185,150 stock options and 166,636 shares of restricted stock were granted to officers, including 111,090 “performance-based” shares of restricted stock. The performance measures are annual increases in tangible book value per share, as calculated in each individual’s award agreement.

Arundel Mills branch lease. The Bank entered into a lease agreement to open its sixth branch located in Anne Arundel County, Maryland. The lease expiration date is November 30, 2021. The branch is expected to open in the fall of 2011.

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2011. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b) Management’s annual report on internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Based on such assessment, management believes that, as of June 30, 2011, the Company’s internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to provisions of the Dodd-Frank Act that permit the Company to provide only management’s report in this annual report.

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

Information concerning directors and executive officers of OBA Financial Services, Inc. is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.”

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

Information concerning relationships and transactions is incorporated herein by reference from the Proxy Statement, specifically the sections captioned “Proposal I—Election of Directors” and “Transactions with Certain Related Persons.”

ITEM 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from the Company’s Proxy Statement, specifically the section captioned “Proposal II—Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	Exhibits

3.1	Articles of Incorporation of OBA Financial Services, Inc.*

3.2	Amended and Restated Bylaws of OBA Financial Services, Inc.***

3.3	Articles of Amendment to Articles of Incorporation of OBA Financial Services, Inc.*

4	Form of Common Stock Certificate of OBA Financial Services, Inc.*

10.1	Employment Agreement between OBA Bancorp, Inc., OBA Bank and Charles E. Weller*

10.2	Change in Control Agreement between OBA Bank and David A. Miller**

10.3	OBA Bank Employee Stock Ownership Plan*

10.4	Form of Split Dollar Insurance Agreement*

10.5	Incentive Compensation Program—2009 to 2010*

10.6	Incentive Compensation Program—2010 to 2011*

10.7	Employment Agreement between OBA Financial Services, Inc. and Charles E. Weller****

10.8	OBA Financial Services, Inc. 2011 Equity Incentive Plan*****

16	Letter Regarding Change in Certifying Accountant*

21	Subsidiaries of Registrant*

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-161898), initially filed September 14, 2009.
**	Incorporated by reference to the Current Report on Form 8-K (file no. 1-34593), filed March 19, 2010.
***	Incorporated by reference to the Current Report on Form 8-K (file no. 1-34593), filed June 23, 2010.
****	Incorporated by reference to the Current Report on Form 8-K (file no. 1-34593), filed September 1, 2010.
*****	Incorporated by reference to Appendix A to the Proxy Statement for the Special Meeting of Stockholders (file no. 1-34593), filed April 11, 2011.

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

Signatures	Title	Date

/s/ CHARLES E. WELLER Charles E. Weller	President and Chief Executive Officer (Principal Executive Officer)	September 28, 2011

/s/ DAVID A. MILLER David A. Miller	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 28, 2011

/s/ JAMES C. BEADLES James C. Beadles	Chairman of the Board	September 28, 2011

/s/ DONALD E. STOVER Donald E. Stover	Director and Corporate Secretary	September 28, 2011

/s/ WILLIAM R. BELEW, JR. William R. Belew, Jr.	Director	September 28, 2011

/s/ DR. PAUL J. HANGES Dr. Paul J. Hanges	Director	September 28, 2011

/s/ EVELYN JACKSON, M.D. Evelyn Jackson, M.D.	Director	September 28, 2011

/s/ DONALD L. MALLOREY Donald L. Mallorey	Director	September 28, 2011

/s/ MICHAEL L. REED Michael L. Reed	Director	September 28, 2011

/s/ STACIE W. ROGERS Stacie W. Rogers	Director	September 28, 2011