Form 10-Q
period 2011-09-30
OBA Financial Services, Inc.
filed 2011-11-14
CIK 1471088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2011

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date.

4,253,350 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of November 9, 2011.

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

•

changes in any applicable law, rule, government regulation, policy, or practice with respect to tax or legal issues affecting financial institutions, including changes in regulatory fees, and capital requirements;

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

•

changes in accounting principles, policies, guidelines, and practices, as may be adopted by the Company’s regulatory agencies, the Financial Accounting Standards Board (the “FASB”), the Securities and Exchange Commission (“SEC”), and the Public Company Accounting Oversight Board (the “PCAOB”), or changes to the Company’s primary regulator;

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Condition (Unaudited)

(In thousands, except share data)	September 30, 2011	June 30, 2011
Assets:
Cash and due from banks	$40,639	$32,535
Federal funds sold	7,885	5,433

Cash and cash equivalents	48,524	37,968
Interest bearing deposits with other banks	9,045	7,058
Securities available for sale	33,879	35,828
Securities held to maturity (fair value of $3,624 and $3,795)	3,419	3,623
Federal Home Loan Bank stock, at cost	2,699	2,987
Loans	281,999	281,866
Less: allowance for loan losses	2,408	2,246

Net loans	279,591	279,620
Premises and equipment, net	6,219	6,285
Bank owned life insurance	8,677	8,601
Other assets	4,606	4,475

Total assets	$396,659	$386,445

Liabilities:
Deposits:
Noninterest-bearing	$31,283	$29,468
Interest-bearing	239,433	227,563

Total deposits	270,716	257,031
Securities sold under agreements to repurchase	18,674	15,566
Federal Home Loan Bank advances	27,088	29,618
Advance payments from borrowers for taxes and insurance	1,106	1,921
Other liabilities	1,354	1,449

Total liabilities	318,938	305,585

Stockholders’ Equity:
Preferred stock (par value $.01); authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock (par value $.01); authorized 100,000,000 shares; issued and outstanding 4,351,200 and 4,602,050 shares at September 30, 2011 and June 30, 2011, respectively	44	46
Additional paid-in capital	41,006	44,419
Unearned ESOP shares	(3,379)	(3,425)
Retained earnings	39,229	39,141
Accumulated other comprehensive income	821	679

Total stockholders’ equity	77,721	80,860

Total liabilities and stockholders’ equity	$396,659	$386,445

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,
(In thousands, except per share data)	2011	2010
Interest and Dividend Income:
Loans receivable, including fees	$3,768	$3,757
Investment securities:
Interest—taxable	282	318
Dividends	5	7
Federal funds sold	29	18

Total interest and dividend income	4,084	4,100

Interest Expense:
Deposits	756	676
Federal Home Loan Bank advances	291	392
Securities sold under agreements to repurchase	63	65

Total interest expense	1,110	1,133

Net interest income	2,974	2,967
Less provision for loan losses	147	158

Net interest income after provision for loan losses	2,827	2,809

Non-Interest Income:
Customer service fees	91	116
Loan servicing fees	9	11
Bank owned life insurance income	75	70
Net gains	6	25
Other non-interest income	30	31

Total non-interest income	211	253

Non-Interest Expense:
Salaries and employee benefits	1,738	1,461
Occupancy and equipment	386	451
Data processing	177	159
Directors’ fees	80	88
FDIC assessments	67	77
Other non-interest expense	488	449

Total non-interest expense	2,936	2,685

Income before income taxes	102	377
Income tax expense	14	125

Net income	$88	$252

Basic earnings per share	$0.02	$0.06

Diluted earnings per share	$0.02	$0.06

Basic weighted average shares outstanding	4,193,848	4,267,758

Diluted weighted average shares outstanding	4,193,881	4,267,758

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited)

Three Months Ended September 30, 2011 and 2010

(In thousands)	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at July 1, 2011	$46	$44,419	$(3,425)	$39,141	$679	$80,860

Comprehensive income:
Net income				88		88
Other comprehensive income, net of tax:
Net unrealized gains on available for sale securities, net of tax of $91					142	142

Total comprehensive income						230

Purchase and retirement of 250,850 shares of Company stock	(2)	(3,607)				(3,609)
Share-based compensation expense		173				173
ESOP shares committed to be released (4,629 shares)		21	46			67

Balances, September 30, 2011	$44	$41,006	$(3,379)	$39,229	$821	$77,721

Balances at July 1, 2010	$46	$44,759	$(3,610)	$38,284	$743	$80,222

Comprehensive income:
Net income				252		252
Other comprehensive income (loss), net of tax:
Net unrealized losses on available for sale securities, net of tax of benefit ($54)					(84)	(84)

Total comprehensive income						168

ESOP shares committed to be released (4,629 shares)		5	46			51

Balances, September 30, 2010	$46	$44,764	$(3,564)	$38,536	$659	$80,441

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
(in thousands)	2011	2010
Operating Activities:
Net income	$88	$252

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	147	158
Depreciation and amortization of premises and equipment	164	139
Net amortization of securities premiums and discounts	112	40
Proceeds from sales of loans held for sale	307	948
Originated loans held for sale	(301)	(923)
Net gains on sales of loans	(6)	(25)
Amortization of net deferred loan fees	—	(19)
Bank owned life insurance income	(75)	(70)
ESOP expense	67	51
Share-based compensation expense	173	—
Amortization of mortgage servicing rights	3	2
Amortization of brokered deposit premiums	3	7
Changes in other assets and liabilities, net	(324)	408

Total adjustments	270	716

Net cash provided by operating activities	358	968

Investing Activities:
Principal collections and maturities of securities available for sale	2,072	2,050
Principal collections and maturities of securities held to maturity	202	203
Redemption of Federal Home Loan Bank Stock, net	288	278
Increase in interest bearing deposits with other Banks, net	(1,987)	(2,133)
Loan purchases	—	(4,140)
Loan originations less principal collections, net	(118)	(4,007)
Purchases of premises and equipment	(98)	(285)

Net cash provided by (used in) investing activities	359	(8,034)

Financing Activities:
Increase (decrease) in deposits	13,685	(5,111)
Increase (decrease) in securities sold under agreements to repurchase	3,108	(50)
Repayment of FHLB advances	(2,530)	(2,529)
Net decrease in advance payments from borrowers for taxes and insurance	(815)	(1,049)
Purchase and retirement of Company stock	(3,609)	—

Net cash provided by (used in) financing activities	9,839	(8,739)

Increase (decrease) in cash and cash equivalents	10,556	(15,805)
Cash and cash equivalents at beginning of period	37,968	36,046

Cash and cash equivalents at end of period	$48,524	$20,241

Supplemental Disclosures:
Interest paid	$1,119	$1,053
Income taxes paid	—	—

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

OBA Bank (the “Bank”) is a community-oriented banking institution providing a variety of financial services to individuals and small businesses through its offices in Montgomery and Howard Counties, Maryland. Its primary deposits are demand and time certificate accounts and its primary lending products are residential and commercial mortgage loans.

In December 2007, the Bank reorganized into a three-tier mutual holding company structure. As part of the reorganization, the Bank converted from a mutual savings bank into a federally chartered stock savings bank and formed OBA Bancorp, Inc., a federally chartered mid-tier stock holding company, and OBA Bancorp, MHC, a federally chartered mutual holding company. The Bank became a wholly-owned subsidiary of OBA Bancorp, Inc. and OBA Bancorp, Inc. became a wholly-owned subsidiary of OBA Bancorp, MHC.

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

In accordance with regulations of the Office of Thrift Supervision, the Bank’s previous primary federal regulator at the time of the conversion from a mutual holding company to a stock holding company, the Bank substantially restricted retained earnings by establishing a liquidation account. The liquidation account is maintained for the benefit of eligible account holders who keep their accounts at the Bank after conversion. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

Basis of Presentation

The consolidated financial statements include the accounts of OBA Financial Services Inc., and OBA Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and are presented in accordance with instructions for Form 10-Q and Rule 10-01 of the SEC Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation are of a normal and recurring nature and have been included.

Operating results for the three months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012 or any other interim period. The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes filed on Form 10-K for the fiscal year ended June 30, 2011.

In preparing the accompanying consolidated financial statements, the Company has evaluated subsequent events through the financial statement issue date. There were no subsequent events identified by the Company as a result of the evaluation that require recognition or disclosure in the consolidated financial statements.

Use of Estimates

In preparing the consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Statement of Condition and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly sensitive to change in the near term relates to the determination of the allowance for loan losses, values related to the share-based incentive plans, and other than temporary impairment of investment securities.

Reclassifications

From time to time, certain amounts in the prior period financial statements are reclassified to conform with current period presentation. Such reclassifications, if any, have no impact on consolidated net income or stockholders’ equity.

Recent Accounting Pronouncements

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

NOTE 2 — COMPREHENSIVE INCOME

U.S. GAAP requires that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the Statement of Condition, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects are as follows:

	Three Months Ended September 30,
	2011	2010
	(In thousands)
Unrealized gains (losses) on available for sale securities	233	(138)

Tax effect	91	(54)

Net of tax amount	$142	$(84)

Accumulated other comprehensive income consists of the following:

	September 30,	June 30,
	2011	2011
	(In thousands)
Unrealized gains on available for sale securities	$1,347	$1,114
Tax effect	526	435

Total	$821	$679

NOTE 3 — SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2011
Securities available for sale:
Debt Securities:
Residential mortgage-backed securities (1)	$32,370	$1,352	$—	$33,722
Trust preferred securities	112	—	(5)	107

Total debt securities available for sale	32,482	1,352	(5)	33,829
Equity Securities	50	—	—	50

Total securities available for sale	32,532	1,352	(5)	33,879

Securities held to maturity:
Debt Securities:
Residential mortgage-backed securities (1)	3,419	205	—	3,624

Total debt securities held to maturity	3,419	205	—	3,624

Total investment securities	$35,951	$1,557	$(5)	$37,503

June 30, 2011
Securities available for sale:
Debt Securities:
Residential mortgage-backed securities (1)	$34,547	$1,116	$—	$35,663
Trust preferred securities	117	—	(2)	115

Total debt securities available for sale	34,664	1,116	(2)	35,778
Equity Securities	50	—	—	50

Total securities available for sale	34,714	1,116	(2)	35,828

Securities held to maturity:
Debt Securities:
Residential mortgage-backed securities (1)	3,623	172	—	3,795

Total debt securities held to maturity	3,623	172	—	3,795

Total investment securities	$38,337	$1,288	$(2)	$39,623

(1)

All residential mortgage-backed securities were issued by United States government agencies including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company had no private label residential mortgage-backed securities at September 30, 2011 and June 30, 2011 or during the three month periods then ended.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2011 are as follows:

	Available for sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due after ten years	$112	$107	$—	$—
Residential mortgage-backed securities	32,370	33,722	3,419	3,624

Total	$32,482	$33,829	$3,419	$3,624

At September 20, 2011 and June 30, 2011, the carrying amount of securities pledged to secure dealer and customer repurchase agreements was $24.0 million and $22.9 million, respectively.

Information pertaining to securities with gross unrealized losses at September 30, 2011 and June 30, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2011
Trust preferred securities	$—	$—	$5	$107	$5	$107

June 30, 2011
Trust preferred securities	$—	$—	$2	$115	$2	$115

At September 30, 2011, the Company’s sole trust preferred security is a variable rate pool of trust preferred securities issued by insurance companies or their holding companies. This position and the related unrealized loss in the trust preferred security is not material to the Company’s consolidated financial position or results of operations. The decline in the fair value of this security has been caused by (1) collateral deterioration due to failures and credit concerns across the financial services sector, (2) the widening of credit spreads for asset-backed securities, and (3) general illiquidity and, as a result, inactivity in the market for these securities. The Company has no intent or requirement to sell this security.

NOTE 4 — CREDIT QUALITY OF LOANS AND ALLOWANCE FOR LOAN LOSSES

Various Company policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets, or portions of assets, classified as losses are those considered uncollectible and of such little value that their continuance as an asset is not warranted. Since such assets are written off in full, the Company will not have any such loans classified as loss at the end of the reporting period. Assets that do not expose the Company to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are required to be designated as Special Mention.

The Company maintains an allowance for loan losses at an amount estimated to equal all credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the statement of condition date. The Company’s determination as to the classification of assets is subject to review by the Company’s principal federal regulator, the Office of the Comptroller of the Currency (“OCC”). The Company regularly reviews the asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

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

The loan portfolio is evaluated on a quarterly basis and the allowance is adjusted accordingly. While the best information available is used to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the OCC will periodically review the allowance for loan losses. The OCC may require the Company to recognize additions to the allowance based on its analysis of information available to them at the time of their examination.

The components of loans receivable are as follows:

	September 30,	June 30,
	2011	2011
	(In thousands)
Commerical business loans	33,707	36,041
Commercial real estate	114,083	108,756
Construction	1,000	1,180
One-to four family residential	96,254	97,285
Home equity loans and lines of credit	36,691	38,329

Loans	281,735	281,591
Net deferred commerical loan (fees) costs	(167)	(181)
Net deferred home equity costs	431	456

Loans net of deferred (fees) costs	281,999	281,866
Allowance for loan losses	2,408	2,246

Total loans, net	$279,591	$279,620

The following tables present the classes of the loan portfolio summarized by loan rating within the Company’s internal risk rating system:

September 30, 2011:		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Commerical business loans	$29,983	$1,921	$1,803	$—	$33,707
Commercial real estate	103,478	3,678	6,927	—	114,083
Construction	1,000	—	—	—	1,000
One-to four family residential	95,045	—	1,209	—	96,254
Home equity loans and lines of credit	36,691	—	—	—	36,691

Total	$266,197	$5,599	$9,939	$—	$281,735

June 30, 2011:		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Commerical business loans	$33,199	$1,788	$1,054	$—	$36,041
Commercial real estate	98,084	3,687	6,985	—	108,756
Construction	1,180	—	—	—	1,180
One-to four family residential	96,588	—	697	—	97,285
Home equity loans and lines of credit	38,329	—	—	—	38,329

Total	$267,380	$5,475	$8,736	$—	$281,591

Loans are generally placed on non-accrual status when payment of principal or interest is 90 days or more delinquent. Loans are also placed on non-accrual status if collection of principal or interest, in full, is in doubt. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed and further income is recognized only when full repayment of the loan is complete or the loan returns to accrual status, at which point income is recognized to the extent received. The loan may be returned to accrual status if both principal and interest payments are brought current, there has been a period of sustained performance (generally, six months), and full payment of principal and interest is expected.

The performance and credit quality of the loan portfolio is also monitored by the analyzing of the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due and non-accrual status:

			90 Days			Total	Total
September 30, 2011:	30-59 Days	60-89 Days	and Over	Total		Loans	Non-Accrual
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Loans
Commerical business loans	$—	$—	$—	$—	$33,707	$33,707	$—
Commercial real estate	812	—	459	1,271	112,812	114,083	5,571
Construction	—	—	—	—	1,000	1,000	—
One-to four family residential	—	—	513	513	95,741	96,254	513
Home equity loans and lines of credit	234	75	—	309	36,382	36,691	75

Total	$1,046	$75	$972	$2,093	$279,642	$281,735	$6,159

			90 Days			Total	Total
June 30, 2011:	30-59 Days	60-89 Days	and Over	Total		Loans	Non-Accrual
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Loans
Commerical business loans	$—	$—	$—	$—	$36,041	$36,041	$—
Commercial real estate	—	327	2,094	2,421	106,335	108,756	5,292
Construction	—	—	—	—	1,180	1,180	—
One-to four family residential	—	—	—	—	97,285	97,285	—
Home equity loans and lines of credit	198	75	—	273	38,056	38,329	—

Total	$198	$402	$2,094	$2,694	$278,897	$281,591	$5,292

The Bank provides for loan losses based upon the consistent application of the documented allowance for loan loss methodology. All loan losses are charged to the allowance for loan losses and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in Management’s judgment, deserve current recognition in estimating probable losses. Management regularly reviews the loan portfolio and makes provisions for loan losses in order to maintain the allowance for loan losses in accordance with U.S. GAAP. The Bank considers residential mortgage loans and home equity loans and lines of credit to customers as small, homogeneous loans, which are evaluated for impairment collectively based on historical loss experience. Commercial mortgage and business loans are viewed individually and considered impaired if it is probable that the Bank will not be able to collect scheduled payments of principal and interest when due; according to the contractual terms of the loan agreements. The allowance for loan losses consists primarily of three components:

(1)	specific allowances established for impaired loans (as defined by U.S. GAAP). The amount of impairment provided for as a specific allowance is represented by the deficiency, if any, between the estimated fair value of the loan, or the loan’s observable market price, if any, or the underlying collateral, if the loan is collateral dependent, and the carrying value of the loan. Impaired loans for which the estimated fair value of the loan exceeds the carrying value of the loan do not require specific allowances;

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

The adjustments to historical loss experience are based on Management’s evaluation of several qualitative and environmental factors, including:

•	changes in any concentration of credit (including, but not limited to, concentrations by geography, industry, or collateral type);

•	changes in the number and amount of non-accrual loans, watch list loans, and past due loans;

•	changes in national, state, and local economic trends;

•	changes to other external influences including, but not limited to, legal, accounting, peer, and regulatory changes;

•	changes in the types of loans in the loan portfolio;

•	changes in the experience and ability of personnel and management in the loan origination and loan servicing departments;

•	changes in the value of underlying collateral for collateral dependent loans;

•	changes in lending strategies; and

•	changes in lending policies and procedures.

The following table summarizes activity in the allowance for loan losses for the three months ended September 30, 2011 and 2010:

	Three Months Ended
	September 30,
(in thousands)	2011	2010
Balance at beginning of period	$2,246	$1,737
Provision for loan losses	147	158
Charge-offs	—	—
Recoveries	15	30

Balance at end of period	$2,408	$1,925

The following table sets forth the activity in and allocation of the allowance for loan losses by loan portfolio class for the three months ended September 30, 2011:

(In thousands)	Commerical business loans	Commerical real estate	Construction	One-to four family residential	Home equity loans and lines of credit	Unallocated	Total loans
Allowance for loan losses:
Beginning Balance	$383	$706	$2	$528	$440	$187	$2,246
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	15	—	—	15
Provisions	110	40	—	57	(35)	(25)	147

Ending balance	$493	$746	$2	$600	$405	$162	$2,408

The following tables present the balance in the allowance for loan losses and the recorded in investment in loans by portfolio class and based on impairment method:

				One-to four	Home equity
September 30, 2011:	Commerical	Commerical		family	loans and lines
(In thousands)	business loans	real estate	Construction	residential	of credit	Unallocated	Total loans
Allowance for Loan Losses:
Ending allowance balance related to loans:
Individually evaluated for impairment	$—	$—	$—	$90	$—	$—	$90
Collectively evaluated for impairment	493	746	2	510	405	162	2,318

Total ending allowance balance	$493	$746	$2	$600	$405	$162	$2,408

Loans receivable:
Ending loan balance
Individually evaluated for impairment	$—	$6,927	$—	$696	$—		$7,623
Collectively evaluated for impairment	33,707	107,156	1,000	95,558	36,691		274,112

Total ending loan balance	$33,707	$114,083	$1,000	$96,254	$36,691		$281,735

				One-to four	Home equity
June 30, 2011:	Commerical	Commerical		family	loans and lines
(In thousands)	business loans	real estate	Construction	residential	of credit	Unallocated	Total loans
Allowance for Loan Losses:
Ending allowance balance related to loans:
Individually evaluated for impairment	$—	$—	$—	$90	$—	$—	$90
Collectively evaluated for impairment	383	706	2	438	440	187	2,156

Total ending allowance balance	$383	$706	$2	$528	$440	$187	$2,246

Loans receivable:
Ending loan balance
Individually evaluated for impairment	$—	$6,985	$—	$697	$—		$7,682
Collectively evaluated for impairment	36,041	101,771	1,180	96,588	38,329		273,909

Total ending loan balance	$36,041	$108,756	$1,180	$97,285	$38,329		$281,591

The following tables summarize information in regards to impaired loans by portfolio class for the periods ended September 30, 2011 and June 30, 2011:

	At September 30, 2011			Three months ended September 30, 2011
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial real estate	$6,927	$7,010	$—	$6,956	$166
One-to four family residential	—	—	—	—	—

Total with no allowance recorded	$6,927	$7,010	$—	$6,956	$166

With an Allowance Recorded:
Commercial real estate	$—	$—	$—	$—	$—
One-to four family residential	696	696	90	697	8

Total with allowance recorded	$696	$696	$90	$697	$8

Total:
Commercial real estate	$6,927	$7,010	$—	$6,956	$166
One-to four family residential	696	696	90	697	8

Total	$7,623	$7,706	$90	$7,653	$174

				For the year
				ended
	At June 30, 2011			June 30, 2011
		Unpaid		Average
	Recorded	Principal	Related	Recorded
(In thousands)	Investment	Balance	Allowance	Investment
With No Related Allowance Recorded:
Commercial real estate	$6,985	$7,067	$—	$4,452
One-to four family residential	—	—	—	—

Total with no allowance recorded	$6,985	$7,067	$—	$4,452

With an Allowance Recorded:
Commercial real estate	$—	$—	$—	$—
One-to four family residential	697	697	90	693

Total with allowance recorded	$697	$697	$90	$693

Total:
Commercial real estate	$6,985	$7,067	$—	$4,452
One-to four family residential	697	697	90	693

Total	$7,682	$7,764	$90	$5,145

The following table presents troubled debt restructurings occurring during the three-month period ended September 30, 2011:

(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled debt restructurings:
Commercial real estate	1	3,198	3,198

Total troubled debt restructurings	1	$3,198	$3,198

Loans are periodically modified to make concessions to help a borrower remain current on the loan and to avoid foreclosure. Generally, the Bank does not forgive principal or interest on loans or modify the interest rate on loans to rates that are below market rates based on the risks associated with the modified loans. Troubled debt restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to financial difficulties of the borrower. No loans previously classified as troubled debt restructurings subsequently defaulted. The Company identified no loans for which the allowance for loan losses had previously been measured under a general allowance for credit losses methodology that are now considered troubled debt restructurings in accordance with accounting standards update No. 2011- 02.

NOTE 5 — FAIR VALUE MEASUREMENTS AND DISCLOSURES

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2011 and June 30, 2011 are as follows:

	000000.00	000000.00	000000.00	000000.00
(In thousands)
Description	September 30, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Residential mortgage-backed securities	$33,722	$—	$33,722	$—
Trust preferred securities	107	—	—	107
Equity securities	50	—	50	—

Securities available for sale	$33,879	$—	$33,772	$107

	000000.00	000000.00	000000.00	000000.00
Description	June 30, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Residential mortgage-backed securities	$35,663	$—	$35,663	$—
Trust preferred securities	115	—	—	115
Equity securities	50	—	50	—

Securities available for sale	$35,828	$—	$35,713	$115

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2011:

(In thousands)

Beginning balance July 1, 2011	$115

Principal repayments	(5)
Unrealized losses included in other comprehensive income	(3)

Ending balance	$107

Level 3 securities consist of one trust preferred security at September 30, 2011 and 2010.

For assets measured at fair value on a nonrecurring basis at September 30, 2011 and June 30, 2011, the fair value measurements by level within the fair value hierarchy are as follows:

	$00.00	$00.00	$00.00	$00.00
(In thousands)
Description	September 30, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$606	$—		$606

Real estate owned	$105	$—		$105

	$0000.00	$0000.00	$0000.00	$0000.00
Description	June 30, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$607	$—		$607

Real estate owned	$105	$—		$105

The methods and assumptions used to estimate the fair values included in the above tables are included in the disclosures that follow.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate fair values at September 30, 2011 and June 30, 2011:

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

Securities Held to Maturity (Carried at Amortized Cost)

The fair values of securities held to maturity are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1) or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

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

Foreclosed Assets (Carried at Lower of Cost or Fair Value less Estimated Selling Costs)

Fair values of foreclosed assets are based on independent third party appraisals of the properties or discounted cash flows based upon the expected sales proceeds from disposition of the assets. These values were generally determined based on the sales prices of similar properties in the proximate vicinity. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Mortgage Servicing Rights (Carried at Lower of Cost or Fair Value)

At origination, the Company estimates the fair value of mortgage servicing rights at 1% of the principal balances of loans sold. The Company amortizes that amount over the estimated period of servicing revenues or charges the entire amount to income upon prepayment of the related loan. Due to the small size of the balance of mortgage servicing rights at September 30, 2011 and June 30, 2011, the Company did not perform any further analysis or estimate their fair values. Therefore, the Company has disclosed that the carrying amounts of mortgage servicing rights approximate fair value.

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

The estimated fair values of the Company’s financial instruments were as follows:

	September 30, 2011		June 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$48,524	$48,524	$37,968	$37,968
Interest bearing deposits with other banks	9,045	9,045	7,058	7,058
Securities available for sale	33,879	33,879	35,828	35,828
Securities held to maturity	3,419	3,624	3,623	3,795
Federal Home Loan Bank stock	2,699	2,699	2,987	2,987
Loans receivable, net	279,591	287,268	279,620	288,282
Accrued interest receivable	1,188	1,188	1,208	1,208
Mortgage servicing rights	85	85	88	88

Financial liabilities:
Deposits	270,716	272,597	257,031	257,981
Securities sold under agreements to repurchase	18,674	18,867	15,566	15,780
Federal Home Loan Bank Advances	27,088	30,138	29,618	32,241
Accrued interest payable	267	267	276	276

Off-Balance sheet financial instruments	—	—	—	—

NOTE 6 — GUARANTEES

The Company has not issued any guarantees that would require liability recognition or disclosure other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of September 30, 2011, the Company had $421 thousand of outstanding letters of credit. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. Management believes that the current amount of the liability as of September 30, 2011 for guarantees under letters of credit issued is not material.

NOTE 7 — EMPLOYEE STOCK OWNERSHIP PLAN

Effective January 1, 2010, the Company adopted an Employee Stock Ownership Plan (“ESOP”) for eligible employees. The ESOP borrowed $3.7 million from the Company and used those funds to acquire 370,300 shares, or 8.0%, of the total number of shares issued by the Company in its initial public offering. The shares were acquired at a price of $10.00 per share.

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. Total ESOP shares may be reduced as a result of employees leaving the Company; shares that have previously been released to those exiting employees may be removed from the plan and transferred to that employee. As shares are committed to be released from the suspense account, OBA Bank reports compensation expense based on the average fair value of shares committed to be released with a corresponding credit to stockholders’ equity. Compensation expense recognized for the three months ended September 30, 2011 and 2010 amounted to $67 thousand and $51 thousand, respectively.

Shares held by the ESOP trust at September 30, 2011 and 2010 were as follows:

	September 30,
	2011	2010
Allocated shares	32,114	13,886
Unallocated shares	337,899	356,414

Total ESOP shares	370,013	370,300

Fair value of unallocated shares, in thousands	$4,900	$3,928

NOTE 8 — SHARE BASED COMPENSATION

In May 2011, the Company’s stockholders approved the OBA Financial Services, Inc. 2011 Equity Incentive Plan (“Plan”) which provides for awards of stock options and restricted stock to key officers and outside directors. The cost of the Plan is based on the fair value of the awards on the grant date. The fair value of restricted stock awards is based on the closing price of the Company’s stock on the grant date. The fair value of stock options is estimated using a Black-Scholes option pricing model using assumptions for dividend yield, stock price volatility, risk-free interest rate, and option term. These assumptions are based on Management’s judgments regarding future events, are subjective in nature, and contain uncertainties inherent in an estimate. The cost of the awards are being recognized on a straight-line basis over the five-year vesting period during which participants are required to provide services in exchange for the awards. A portion of the restricted stock award vesting is contingent upon meeting certain company-wide performance goals.

Shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares that will be awarded under the plan will be 648,025 shares. Total share-based compensation expense for the three months ended September 30, 2011 was $173 thousand.

Stock Options

The table below presents the stock option activity for the three months ended September 30, 2011:

	Options	Weighted average exercise price	Remaining contractual life (years)

Options outstanding at June 30, 2011	—	$—
Granted	260,150	14.81
Exercised	—	—
Forfeited	—	—
Expired	—	—
Options outstanding at September 30, 2011	260,150	$14.81	9.8

As of September 30, 2011, the Company had $850 thousand of unrecognized compensation costs related to stock options. The cost of stock options will be amortized in equal annual installments over the five-year vesting period. There were no options vested in the three months ended September 30, 2011. Stock option expense for the three months ended September 30, 2011 was $35 thousand. The grant date fair value of the stock options was $885 thousand.

The fair value of the Company’s stock options was determined using the Black-Scholes option pricing formula. The following assumptions were used in the formula:

Expected volatility	19.09%
Risk-free interest rate	2.11%
Expected dividends	1.62%
Expected life (in years)	6.50
Exercise price for the stock options	$14.81
Fair value of the stock option	$3.40

Expected volatility — Based on the historical volatility of a peer group of comparable banks as contained in the Keefe, Bruyette & Woods, Inc. Regional Bank Index (KRX) at the time of grant. Due to the recent initial public offering and issuance of the Company’s common stock, the Company’s shares are not actively traded and its volatility is not reflective of an actively traded institution. Therefore, the Company estimates that the expected volatility will equal the peer group of comparable banks’ volatility over the expected life of the options at the time of grant.

Risk-free interest rate — Based on the U.S. Treasury yield curve and expected life of the options at the time of grant.

Expected dividend yield — Based on the Company’s peer group of comparable banks, as contained in the Keefe, Bruyette & Woods, Inc. Regional Bank Index (KRX). The Company currently does not pay a dividend; therefore, the expected dividend yield was weighted for the portion of the life of the options that the Company expects to pay a dividend. The Company estimates that the expected dividend yield will equal the peer group of comparable banks’ dividend yield over the expected life of the options at the time of grant.

Expected life — Based on a weighted-average of the five-year vesting period and the 10-year contractual term of the stock option plan.

Exercise price for the stock options — Based on the closing price of the Company’s stock on the date of grant.

Restricted Stock Awards

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of grant. Unvested restricted stock awards may not be disposed of or transferred during the vesting period. Restricted stock awards carry with them the right to receive dividends.

The table below presents the restricted stock award activity for the three months ended September 30, 2011:

	Service-Based Restricted stock awards	Weighted average grant date fair value	Performance-Based Restricted stock awards	Weighted average grant date fair value	Total Restricted stock awards	Weighted average grant date fair value

Non-vested at June 30, 2011	—	$—	—	$—	—	$—
Granted	125,175	14.81	111,090	14.81	236,265	14.81
Vested	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Non-vested at September 30, 2011	125,175	$14.81	111,090	$14.81	236,265	$14.81

As of September 30, 2011, the Company had $3.4 million of unrecognized compensation cost related to restricted stock awards. The cost of the restricted stock awards will be amortized in equal annual installments over the five-year vesting period. The vesting of the performance-based stock awards is contingent upon meeting certain company-wide performance goals. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed. Restricted stock expense for the three months ended September 30, 2011 was $138 thousand. There were no shares vested in the three months ended September 30, 2011.

NOTE 9 — EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period exclusive of unearned ESOP shares and unvested restricted stock shares. Stock options and unvested restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would have a dilutive effect if converted to common stock, computed using the Treasury Stock method. The Company had no potentially dilutive common shares for the three month period ended September 30, 2010.

	September 30,
(Dollars in thousands, except share data)	2011	2010
Net income	$88	$252

Weighted average number of shares used in:
Basic earnings per share	4,193,848	4,267,758
Diluted common stock equivalents:
Restricted stock units	33	—

Diluted earnings per share	4,193,881	4,267,758

Net income per common share, basic	$0.02	$0.06

Net income per common share, diluted	$0.02	$0.06

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Salaries and employee benefits expense consists primarily of the salaries and wages paid to employees, payroll taxes, and expenses for stock benefit and compensation plans, health care, retirement, and other employee benefits.

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

Critical Accounting Policies and Estimates

There are no material changes to the critical accounting policies disclosed in OBA Financial Services, Inc.’s Form 10-K for the fiscal year ended June 30, 2011.

Comparison of Financial Condition at September 30, 2011 and June 30, 2011

Assets. Total assets increased $10.2 million, or 2.6%, to $396.7 million at September 30, 2011 from $386.4 million at June 30, 2011. The increase was primarily due to an increase in cash and cash equivalents and interest bearing deposits with other banks partially offset by a decrease in total securities.

Cash and Cash Equivalents. At September 30, 2011, Cash and cash equivalents increased $10.6 million, or 27.8%, to $48.5 million from $38.0 million at June 30, 2011 primarily due to an increase in total deposits partially offset by a decrease in Federal Home Loan Bank advances.

Loans. At September 30, 2011, total gross loans were $282.0 million, slightly changed from $281.9 million at June 30, 2011. The commercial loan portfolio increased $2.8 million to $148.6 million at September 30, 2011 from $145.7 million at June 30, 2011. This increase was offset by decreases of $1.0 million and $1.7 million in the one-to four-family residential and home equity loans and lines of credit loan portfolios, respectively. For further detail, see “Note 4 – Credit Quality of Loans and Allowance for Loan Losses” in the accompanying financial statements.

Allowance for Loan Losses.

The following table summarizes activity in the allowance for loan losses for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
(in thousands)	2011	2010
Balance at beginning of period	$2,246	$1,737
Provision for loan losses	147	158
Charge-offs	—	—
Recoveries	15	30

Balance at end of period	$2,408	$1,925

Ratios:
Net charge-offs (recoveries) to average loans	(0.02)%	(0.04)%
Allowance for loan losses to loans	0.85	0.67

At September 30, 2011, the allowance for loan losses was $2.4 million compared with $2.2 million at June 30, 2011, and $1.9 million at September 30, 2010. The allowance for loan losses as a percentage of total loans at September 30, 2011 was 0.85% compared to 0.80% at June 30, 2011, and 0.67% at September 30, 2010. Net recoveries as a percentage of average loans were 0.02% for the three months ended September 30, 2011 and 0.04% for the three months ended September 30, 2010. At September 30, 2011, the Bank had $7.6 million in impaired loans as compared to $7.7 million at June 30, 2011. Total impaired loans are primarily made up of two loan relationships with not-for-profit entities that have collateral value well in excess of the loan value. Based on the value of the collateral, no specific allowances are required for these loans. For more information on the loan portfolios see “Loans” in “Comparison of Financial Condition at September 30, 2011 and June 30, 2011.”

Non-performing Assets. Loans are generally placed on non-accrual status when payment of principal or interest is 90 days or more delinquent unless well secured and in the process of collection. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if both principal and interest payments are brought current, there has been a period of sustained performance (generally, six months), and full payment of principal and interest is expected. At September 30, 2011 and June 30, 2011, the Company had $6.3 million and $5.4 million in total non-performing assets, respectively. Primarily, these totals represent commercial real estate and one-to four family residential loans. Of the $6.3 million in non-performing assets the Company reported at September 20, 2011, $5.1 million were also troubled debt restructurings.

The following table summarizes non-performing assets as of September 30, 2011 and June 30, 2011:

(dollars in thousands)	September 30, 2011	June 30, 2011
Non-performing assets
Non-accrual loans:
Commerical Real Estate	$5,571	$5,292
One-to four family residential	513	—
Home equity loans and lines of credit	75	—

Total non-accrual loans	6,159	5,292
Other real estate owned	105	105

Total non-performing assets	$6,264	$5,397

Asset quality ratios:
Non-performing loans to total loans	2.18%	1.88%
Non-performing assets to total assets	1.58	1.40

The non-performing loans to total loans ratio increased 30 basis points from 1.88% at June 30, 2011 to 2.18% at September 30, 2011 and the non-performing assets to total assets ratio increased 18 basis points from 1.40% at June 30, 2011 to 1.58% at September 30, 2011. Both ratios increased primarily as a result of a single one- to four-family residential loan moving to non-accrual status at September 30, 2011. For further detail, see “Note 4 – Credit Quality of Loans and Allowance for Loan Losses” in the accompanying financial statements.

Troubled Debt Restructurings. At September 30, 2011 and June 30, 2011, the Bank had $6.0 million and $2.8 million of modified loans, respectively, which were considered troubled debt restructurings. At September 30, 2011, the Bank had $730 thousand in one-to four family residential mortgage loans that were considered troubled debt restructurings and $5.2 million in commercial real estate loans that were considered troubled debt restructurings. At June 30, 2011, the Bank had $731 thousand in one-to four-residential real estate loans and home equity loans and lines of credit that were considered troubled debt restructurings and $2.0 million in commercial real estate loans that were considered troubled debt restructures. Of the $6.0 million in modified loans considered troubled debt restructurings, $5.1 million were also non-performing loans. For further detail, see “Note 4 – Credit Quality of Loans and Allowance for Loan Losses” in the accompanying financial statements.

Securities. At September 30, 2011, the securities portfolio totaled $37.3 million, or 9.4% of total assets as compared to $39.5 million, or 10.2% of total assets, at June 30, 2011.

Deposits. At September 30, 2011, deposits increased by $13.7 million, or 5.3% to $270.7 million from $257.0 million at June 30, 2011. Total certificates of deposit increased by $5.0 million, total money market accounts increased by $4.7 million, and total checking accounts increased by $3.9 million.

Borrowings. At September 30, 2011, total borrowings were essentially unchanged from June 30, 2011 having increased $578 thousand, or 1.3%, to $45.8 million. Customer repurchase agreements increased $3.1 million, or 20.0%, to $18.7 million, or 5.9% of total liabilities at September 30, 2011. At September 30, 2011, Federal Home Loan Bank advances totaled $27.1 million, or 8.5% of total liabilities, a decrease of $2.5 million, or 8.5%, from June 30, 2011.

At September 30, 2011, the Company had access to additional Federal Home Loan Bank advances of up to $42.0 million.

Equity. Equity totaled $77.7 million and $80.9 million at September 30, 2011 and June 30, 2011, respectively. The decrease of $3.1 million was primarily the result of the implementation of the Company’s share repurchase program.

Capital and Liquidity. The Company’s goal is to maintain a strong capital position that supports its strategic goals while, at the same time, exceeding regulatory standards. At September 30, 2011, the Company met the definition of a “well-capitalized” institution by exceeding all regulatory minimum capital requirements.

	Ratios at
	September 30, 2011	June 30, 2011	“Well-Capitalized” Minimums
Total Capital to risk-weighted assets	31.72%	33.16%	10.00%

Tier 1 Capital to risk-weighted assets	30.75%	32.26%	6.00%

Tier 1 Leverage	19.45%	20.81%	5.00%

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

The Company is a member of the Federal Home Loan Bank of Atlanta, whose competitive advance programs provide the Company with a safe, reliable, and convenient source of funds. A significant decrease in liquidity could result in the Company seeking other sources of funds, including, but not limited to, additional borrowings, brokered deposits, negotiated time deposits, the sale of available-for-sale investment securities, and the sale of loans or other assets.

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

General. Net income decreased $164 thousand to $88 thousand for the three months ended September 30, 2011 from net income of $252 thousand for the three months ended September 30, 2010. The decrease in net income was primarily a result of an increase in non-interest expense of $251 thousand and a decrease in non-interest income of $42 thousand.

Net Interest Income. Net interest income was unchanged at $3.0 million for the three months ended September 30, 2011 and September 30, 2010. Total interest expense decreased $23 thousand, or 2.0%, for the three months ended September 30, 2011 as the Bank paid off one term Federal Home Loan Bank advance. This was offset by an increase in deposit expense as a result of the continuing money market deposit promotion. Interest and dividend income decreased slightly for the three months ended September 30, 2011.

The net interest margin was 3.52% for the three months ended September 30, 2011 compared to 3.47% for the three months ended September 30, 2010. The improvement was the result of an increase in the yield received on average interest-earning assets and a reduction in the yield paid on average interest-bearing liabilities. Average net interest-earning assets decreased $3.6 million to $335.4 million for the period ended September 30, 2011 compared to $339.0 million for the period ended September 30, 2010 and the yield increased three basis points on those average interest-earning assets. Average interest-bearing liabilities increased $18.4 million to $281.6 million for the period ended September 30, 2011 while the average cost of interest-bearing liabilities decreased 15 basis points.

Interest and Dividend Income. Interest and dividend income decreased $16 thousand to $4.1 million for the three months ended September 30, 2011. Interest income on total investments decreased $38 thousand and was partially offset by increases in interest income on loans and fed funds sold of $11 thousand each.

The average yield on loans decreased three basis points, to 5.33% for the three months ended September 30, 2011 from 5.36% for the three months ended September 30, 2010. Total average loans increased $2.4 million, reflecting an average balance increase in commercial loans of $28.9 million to $145.9 million for the three months ended September 30, 2011 partially offset by a decrease in average residential mortgage loans of $23.5 million, or 19.6%, to $96.5 million and a decrease in average consumer loans of $3.0 million, or 7.3%, to $38.1 million for the three months ended September 30, 2011 as compared to $120.0 million and $41.1 million, respectively, for the three months ended September 30, 2010.

Interest income on securities decreased $36 thousand, or 11.3%, to $282 thousand for the three months ended September 30, 2011 from $318 thousand for the three months ended September 30, 2010, as the average yield on securities decreased 75 basis points to 2.37% for the three months ended September 30, 2011 from 3.12% for the three months ended September 30, 2010, reflecting continued low market interest rates and prepayments of higher yielding securities within the mortgage backed securities portfolio.

Interest Expense. Interest expense decreased $23 thousand, or 2.0%, to $1.1 million for the three months ended September 30, 2011. The Bank paid off one higher cost term Federal Home Loan Bank borrowing. This was offset by an increase in deposit expense as a result of the continuing money market deposit promotion. The average rate paid on deposits decreased two basis points to 1.26% for the three months ended September 30, 2011 from 1.28% for three months ended September 30, 2010.

Interest expense on borrowings decreased $103 thousand, or 22.5%, to $354 thousand for the three months ended September 30, 2011 from $457 thousand for the three months ended September 30, 2010, due to a $9.7 million, or 17.2%, decrease in the average balance of borrowings, primarily in Federal Home Loan Bank advances, as well as a 21 basis point decrease in the average cost of borrowings to 2.96% for the three months ended September 30, 2011 from 3.17% for the three months ended September 30, 2010, reflecting continued low market interest rates and the repayment of higher cost borrowings.

Provision for Loan Losses. The Company’s provision for loan losses for the three months ended September 30, 2011 was $147 thousand, a decrease of $11 thousand, or 7.0%, from the provision for loan losses of $158 thousand for the three months ended September 30, 2010. The provision for loan losses for the three months ended September 30, 2011 included a full recovery on one previously charged-off loan in the amount of $15 thousand. The provision for loan losses also included the effects of a single one-to four-family residential loan, in the amount of $513 thousand, moving to the substandard classification as a result of the loan moving to non-accrual status. For further discussion related to the provision for loan losses, see “Allowance for Loan Losses” in the “Comparison of Financial Condition at September 30, 2011 and June 30, 2011.” For further discussions related to loan portfolio performance, see “Non-performing Assets” in the “Comparison of Financial Condition at September 30, 2011 and June 30, 2011” and Note 4 of the notes to the consolidated financial statements.

Non-Interest Income. The following table summarizes changes in non-interest income (loss) between the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Change
	2011	2010	$	%
	(In thousands)
Customer service fees	$91	$116	$(25)	(21.6)%
Loan servicing fees	9	11	(2)	(18.2)
Bank owned life insurance income	75	70	5	7.1
Other non-interest income	30	31	(1)	(3.2)

Non-interest income before net gains	205	228	(23)	(10.1)

Net gain on sale of loans	6	25	(19)	(76.0)

Net gains	6	25	(19)	(76.0)

Total non-interest income	$211	$253	$(42)	(16.6)

Non-Interest Expense. The following table summarizes changes in non-interest expense between the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Change
	2011	2010	$	%
	(In thousands)
Salaries and employee benefits	$1,738	$1,461	$277	19.0%
Occupancy and equipment	386	451	(65)	(14.4)
Data processing	177	159	18	11.3
Directors’ fees	80	88	(8)	(9.1)
FDIC assessments	67	77	(10)	(13.0)
Other non-interest expense	488	449	39	8.7

Total non-interest expense	$2,936	$2,685	$251	9.3

Salaries and employee benefits increased $277 thousand, or 19.0%, to $1.7 million for the three months ended September 30, 2011 from $1.5 million for the three months ended September 30, 2010. The increase is primarily a result of additions to staff and initial grants under the approved equity incentive plan as disclosed in Note 8 of the notes to the consolidated financial statements. Salaries and employee benefits include those additional salaries, as well as, the associated benefits and taxes required. Occupancy and equipment decreased $65 thousand from $451 thousand for the three months ended September 30, 2010 to $386 thousand for the three months ended September 30, 2011. For the period ended September 30, 2010, occupancy and equipment included a one-time charge of $72 thousand primarily to account for escalating lease costs and the opening of one new branch. Data processing expenses increased $18 thousand, or 11.3%, in the three months ended September 30, 2011. This includes standard upgrades to existing systems. Other non-interest expense increased primarily due to increased legal, regulatory, and accounting costs necessary to operate as a public company and increased marketing expenses.

Income Taxes. The Company recorded an income tax expense of $14 thousand for the three months ended September 30, 2011, reflecting an effective tax rate of 13.7%, compared to income tax expense of $125 thousand for the three months ended September 30, 2010, reflecting an effective tax rate of 33.2%. The difference between the effective tax rate and statutory rate is primarily due to the amount of income received from bank-owned life insurance, which is tax-exempt for federal and state tax purposes, relative to total pre-tax income for each period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required, as the Registrant is a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2011. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of September 30, 2011, the Company was not subject to any legal actions, the outcome of which was expected to have a material effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Not required, as the Registrant is a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information in connection with repurchases of the Company’s shares of common stock during the first fiscal quarter of 2012. On May 19, 2011 the Board of Directors authorized the repurchase of up to 462,875 shares, or 10% of the Company’s common stock. The repurchase authorization has no expiration date.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May yet be Purchased Under the Plans or Programs
July 1, 2011 though July 31, 2011	12,500	14.80	12,500	423,675
August 1, 2011 through August 31, 2011	46,100	14.42	46,100	377,575
September 1, 2011 through September 30, 2011	192,250	14.30	192,250	185,325

Total	250,850	14.35	250,850	185,325

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	[Reserved]

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Exhibit Index” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OBA FINANCIAL SERVICES, INC.
(Registrant)

Date: November 14, 2011	/S/ CHARLES E. WELLER
Charles E. Weller
President and Chief Executive Officer

Date: November 14, 2011	/S/ DAVID A. MILLER
David A. Miller
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Charles E. Weller, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of David A. Miller, Senior Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of Charles E. Weller, President and Chief Executive Officer, and David A. Miller, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.