Form 10-Q
period 2011-12-31
OBA Financial Services, Inc.
filed 2012-02-14
CIK 1471088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2011

or

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

4,201,250 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of February 10, 2012.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Condition (Unaudited)

	December 31, 2011	June 30, 2011
(In thousands, except share data)
Assets:
Cash and due from banks	$17,815	$32,535
Federal funds sold	10,608	5,433

Cash and cash equivalents	28,423	37,968
Interest bearing deposits with other banks	9,539	7,058
Securities available for sale	40,338	35,828
Securities held to maturity (fair value of $3,175 and $3,795)	3,010	3,623
Federal Home Loan Bank stock, at cost	2,471	2,987
Loans	281,560	281,866
Less: allowance for loan losses	2,619	2,246

Net loans	278,941	279,620
Premises and equipment, net	6,344	6,285
Bank owned life insurance	8,751	8,601
Other assets	4,200	4,475

Total assets	$382,017	$386,445

Liabilities:
Deposits:
Noninterest-bearing	$30,905	$29,468
Interest-bearing	220,968	227,563

Total deposits	251,873	257,031
Securities sold under agreements to repurchase	10,192	15,566
Federal Home Loan Bank advances	42,058	29,618
Advance payments from borrowers for taxes and insurance	285	1,921
Other liabilities	1,682	1,449

Total liabilities	306,090	305,585

Stockholders’ Equity:
Preferred stock (par value $.01); authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock (par value $.01); authorized 100,000,000 shares; issued and outstanding 4,210,850 and 4,602,050 shares at December 31, 2011 and June 30, 2011, respectively	42	46
Additional paid-in capital	39,230	44,419
Unearned ESOP shares	(3,333)	(3,425)
Retained earnings	39,311	39,141
Accumulated other comprehensive income	677	679

Total stockholders’ equity	75,927	80,860

Total liabilities and stockholders’ equity	$382,017	$386,445

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
(In thousands, except per share data)
Interest and Dividend Income:
Loans receivable, including fees	$3,723	$3,850	$7,491	$7,607
Investment securities:
Interest - taxable	248	266	530	584
Dividends	6	2	11	9
Federal funds sold	25	13	54	31

Total interest and dividend income	4,002	4,131	8,086	8,231

Interest Expense:
Deposits	628	638	1,384	1,314
Federal Home Loan Bank advances	277	352	568	744
Securities sold under agreements to repurchase	55	66	118	131

Total interest expense	960	1,056	2,070	2,189

Net interest income	3,042	3,075	6,016	6,042
Less provision for loan losses	229	245	376	403

Net interest income after provision for loan losses	2,813	2,830	5,640	5,639

Non-Interest Income:
Customer service fees	92	104	183	220
Loan servicing fees	7	11	16	22
Bank owned life insurance income	75	78	150	148
Net gains (losses)	(31)	70	(25)	95
Other non-interest income	29	45	59	76

Total non-interest income	172	308	383	561

Non-Interest Expense:
Salaries and employee benefits	1,667	1,449	3,405	2,910
Occupancy and equipment	399	470	785	921
Data processing	173	179	350	338
Directors’ fees	89	79	169	167
FDIC assessments	69	71	136	148
Other non-interest expense	457	469	945	918

Total non-interest expense	2,854	2,717	5,790	5,402

Income before income taxes	131	421	233	798
Income tax expense	49	138	63	263

Net income	$82	$283	$170	$535

Basic earnings per share	$0.02	$0.07	$0.04	$0.13

Diluted earnings per share	$0.02	$0.07	$0.04	$0.13

Basic weighted average shares outstanding	3,924,869	4,272,387	4,059,359	4,270,072

Diluted weighted average shares outstanding	3,933,087	4,272,387	4,064,369	4,270,072

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited)

Six Months Ended December 31, 2011 and 2010

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total
(In thousands)

Balances at July 1, 2011	$46	$44,419	$(3,425)	$39,141	$679	$80,860

Comprehensive income:
Net income				170		170
Other comprehensive income (loss), net of tax:
Net unrealized losses on available for sale securities, net of tax of benefit ($2)					(2)	(2)

Total comprehensive income						168

Purchase and retirement of 391,200 shares of Company stock	(4)	(5,625)				(5,629)
Share-based compensation expense		395				395
ESOP shares committed to be released (9,258 shares)		41	92			133

Balances, December 31, 2011	$42	$39,230	$(3,333)	$39,311	$677	$75,927

Balances at July 1, 2010	$46	$44,759	$(3,610)	$38,284	$743	$80,222

Comprehensive income:
Net income				535		535
Other comprehensive income (loss), net of tax:
Net unrealized losses on available for sale securities, net of tax of benefit ($171)					(268)	(268)

Total comprehensive income						267

ESOP shares committed to be released (9,258 shares)		15	92			107

Balances, December 31, 2010	$46	$44,774	$(3,518)	$38,819	$475	$80,596

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
(in thousands)	2011	2010
Operating Activities:
Net income	$170	$535

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	376	403
Depreciation and amortization of premises and equipment	343	336
Net amortization of securities premiums and discounts	242	96
Proceeds from sales of loans held for sale	307	3,352
Originated loans held for sale	(301)	(3,257)
Net gains on sales of loans	(6)	(95)
Amortization of net deferred loan fees	(6)	(24)
Write-down of foreclosed assets	31	—
Bank owned life insurance income	(150)	(148)
ESOP expense	133	107
Share-based compensation expense	395	—
Amortization of mortgage servicing rights	5	4
Amortization of brokered deposit premiums	6	14
Changes in other assets and liabilities, net	468	63

Total adjustments	1,843	851

Net cash provided by operating activities	2,013	1,386

Investing Activities:
Principal collections and maturities of securities available for sale	5,388	5,215
Principal collections and maturities of securities held to maturity	609	623
Purchases of securities available for sale	(10,140)	—
Redemption of Federal Home Loan Bank Stock, net	516	414
Increase in interest bearing deposits with other Banks, net	(2,481)	(540)
Loan purchases	—	(4,140)
Loan originations less principal collections, net	309	(4,001)
Purchases of premises and equipment	(402)	(455)

Net cash used in investing activities	(6,201)	(2,884)

Financing Activities:
Decrease in deposits	(5,158)	(5,742)
Decrease in securities sold under agreements to repurchase	(5,374)	(6,935)
Proceeds from FHLB advances	15,000	—
Repayment of FHLB advances	(2,560)	(5,658)
Net decrease in advance payments from borrowers for taxes and insurance	(1,636)	(2,009)
Purchase and retirement of Company stock	(5,629)	—

Net cash used in financing activities	(5,357)	(20,344)

Decrease in cash and cash equivalents	(9,545)	(21,842)
Cash and cash equivalents at beginning of period	37,968	36,046

Cash and cash equivalents at end of period	$28,423	$14,204

Supplemental Disclosures:
Interest paid	$2,183	$2,220
Income taxes paid	—	195

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

OBA Bank (the “Bank”) is a community-oriented banking institution providing a variety of financial services to individuals and small businesses through its offices in Montgomery, Anne Arundel, and Howard Counties, Maryland. Its primary deposits are demand and time certificate accounts and its primary lending products are residential and commercial mortgage loans.

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

On January 21, 2010, OBA Bancorp, MHC completed its plan of conversion and reorganization from a mutual holding company to a stock holding company. In accordance with the plan, OBA Bancorp, MHC and OBA Bancorp, Inc. ceased to exist and a newly formed stock holding company, OBA Financial Services, Inc. (of which OBA Bank became a wholly owned subsidiary) sold and issued shares of capital stock to eligible depositors of OBA Bank. A total of 4,628,750 shares were issued in the conversion at $10 per share, raising $46.3 million of gross proceeds. Approximately $1.5 million in stock offering costs were offset against the gross proceeds. OBA Financial Services, Inc.’s common stock began trading on the NASDAQ Capital Market under the symbol “OBAF” on January 22, 2010.

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

Operating results for the three and six months ended December 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012 or any other interim period. The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes filed on Form 10-K for the fiscal year ended June 30, 2011.

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

Accounting Standards Update 2011-10

In December, 2011, the FASB issued Accounting Standards Update (ASU) 2011-10, Derecognition of in Substance Real Estate – a Scope Clarification. This ASU clarifies previous guidance for situations in which a reporting entity would relinquish control of the assets of a subsidiary in order to satisfy the nonrecourse debt of the subsidiary. The ASU concludes that if control of the assets has been transferred to the lender, but not legal ownership of the assets; then the reporting entity must continue to include the assets of the subsidiary in its consolidated financial statements. The amendments in this ASU are effective for public entities for annual and interim periods beginning on or after June 15, 2012. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2013. Early adoption is permitted. The Company does not expect this ASU to have a significant impact on its consolidated financial statements.

Accounting Standards Update ASU 2011-11

In December, 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, in an effort to improve comparability between U.S. GAAP and IFRS financial statements with regard to the presentation of offsetting assets and liabilities on the statement of financial position arising from financial and derivative instruments, and repurchase agreements. The ASU establishes additional disclosures presenting the gross amounts of recognized assets and liabilities, offsetting amounts, and the net balance reflected in the statement of financial position. Descriptive information regarding the nature and rights of the offset must also be disclosed. The Company does not expect this ASU to have a significant impact on its consolidated financial statements.

Accounting Standards Update ASU 2011-12

In December, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The requirement in ASU 2011-05, Presentation of Comprehensive Income, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011 for public companies, and fiscal years ending after December 15, 2011 for nonpublic companies. The Company does not expect this ASU to have a significant impact on its consolidated financial statements.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(In thousands)
Unrealized losses on available for sale securities	$(237)	$(301)	$(4)	$(439)
Tax effect	(93)	(117)	(2)	(171)

Net of tax amount	$(144)	$(184)	$(2)	$(268)

Accumulated other comprehensive income consists of the following:

	December 31, 2011	June 30, 2011
	(In thousands)
Unrealized gains on available for sale securities	$1,110	$1,114
Tax effect	433	435

Total	$677	$679

NOTE 3 — SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2011
Securities available for sale:
Debt Securities:
Residential mortgage-backed securities (1)	$39,071	$1,120	$—	$40,191
Trust preferred securities	107	—	(10)	97

Total debt securities available for sale	39,178	1,120	(10)	40,288
Equity Securities	50	—	—	50

Total securities available for sale	39,228	1,120	(10)	40,338

Securities held to maturity:
Debt Securities:
Residential mortgage-backed securities (1)	3,010	165	—	3,175

Total debt securities held to maturity	3,010	165	—	3,175

Total investment securities	$42,238	$1,285	$(10)	$43,513

June 30, 2011
Securities available for sale:
Debt Securities:
Residential mortgage-backed securities (1)	$34,547	$1,116	$—	$35,663
Trust preferred securities	117	—	(2)	115

Total debt securities available for sale	34,664	1,116	(2)	35,778
Equity Securities	50	—	—	50

Total securities available for sale	34,714	1,116	(2)	35,828

Securities held to maturity:
Debt Securities:
Residential mortgage-backed securities (1)	3,623	172	—	3,795

Total debt securities held to maturity	3,623	172	—	3,795

Total investment securities	$38,337	$1,288	$(2)	$39,623

(1)

All residential mortgage-backed securities were issued by United States government agencies including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company had no private label residential mortgage-backed securities at December 31, 2011 and June 30, 2011 or during the six month periods then ended.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2011 are as follows:

	Available for sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Due after ten years	$107	$97	$—	$—
Residential mortgage-backed securities	39,071	40,191	3,010	3,175

Total	$39,178	$40,288	$3,010	$3,175

At December 31, 2011 and June 30, 2011, the market value of securities securing dealer and customer repurchase agreements was $11.1 million and $16.7 million, respectively.

Information pertaining to securities with gross unrealized losses at December 31, 2011 and June 30, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

December 31, 2011
Trust preferred securities	$—	$—	$10	$97	$10	$97

June 30, 2011
Trust preferred securities	$—	$—	$2	$115	$2	$115

At December 31, 2011, the Company’s sole trust preferred security is a variable rate pool of trust preferred securities issued by insurance companies or their holding companies. This position and the related unrealized loss in the trust preferred security is not material to the Company’s consolidated financial position or results of operations. The decline in the fair value of this security has been caused by (1) collateral deterioration due to failures and credit concerns across the financial services sector, (2) the widening of credit spreads for asset-backed securities, and (3) general illiquidity and, as a result, inactivity in the market for these securities. The Company has no intent or requirement to sell this security.

NOTE 4 — CREDIT QUALITY OF LOANS AND ALLOWANCE FOR LOAN LOSSES

Various Bank policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets, or portions of assets, classified as loss are those considered uncollectible and of such little value that their continuance as an asset is not warranted. Since such assets are written off in full, the Bank will not have any such loans classified as loss at the end of a reporting period. Assets that do not expose the Bank to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are required to be designated as Special Mention.

The Bank maintains an allowance for loan losses at an amount estimated to equal all credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the statement of condition date. The Bank’s determination as to the classification of assets is subject to review by the Bank’s primary federal regulator, the Office of the Comptroller of the Currency (“OCC”). The Bank regularly reviews the asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

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

Commercial real estate loans generally have greater credit risks compared to one- to four-family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment expectations on loans secured by income-producing properties typically depend on the successful operation of the related business and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.

Commercial business loans generally have greater credit risks compared to one- to four-family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment expectations on commercial business loans typically depend on the successful operation of the related business and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.

Generally, the Company underwrites commercial real estate loans at a loan-to-value ratio of 75% or less and residential real estate loans at a loan-to-value ratio not exceeding 80%. In the event that a loan becomes past due, management will conduct visual inspections of collateral properties and/or review publicly available information, such as online databases, to estimate property values. The Company may request a formal third party appraisal for various reasons including, but not limited to, age of previous appraisal, changes in market condition, and changes in borrower’s condition. For loans initially determined to be impaired loans, the Company utilizes the ascertained or appraised property value in determining the appropriate specific allowance for loan losses attributable to a loan. In addition, changes in the appraised value of properties securing loans can result in an increase or decrease in the general allowance for loan losses as an adjustment to the historical loss experience due to qualitative and environmental factors.

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

The components of loans receivable are as follows:

	December 31, 2011	June 30, 2011
	(In thousands)

Commercial business loans	34,799	36,041
Commercial real estate	113,829	108,756
Construction	1,000	1,180
One-to four family residential	96,378	97,285
Home equity loans and lines of credit	35,314	38,329

Loans	281,320	281,591
Net deferred loan fees	(158)	(181)
Net deferred home equity costs	398	456

Loans net of deferred (fees) costs	281,560	281,866
Allowance for loan losses	2,619	2,246

Total loans, net	$278,941	$279,620

The following tables present the classes of the loan portfolio summarized by loan rating within the Company’s internal risk rating system:

December 31, 2011:

	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commerical business loans	$31,598	$85	$3,116	$—	$34,799
Commercial real estate	107,242	191	6,396	—	113,829
Construction	1,000	—	—	—	1,000
One-to four family residential	94,371	—	2,007	—	96,378
Home equity loans and lines of credit	35,314	—	—	—	35,314

Total	$269,525	$276	$11,519	$—	$281,320

June 30, 2011:

	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commerical business loans	$33,199	$1,788	$1,054	$—	$36,041
Commercial real estate	98,084	3,687	6,985	—	108,756
Construction	1,180	—	—	—	1,180
One-to four family residential	96,588	—	697	—	97,285
Home equity loans and lines of credit	38,329	—	—	—	38,329

Total	$267,380	$5,475	$8,736	$—	$281,591

Loans are generally placed on non-accrual status when payment of principal or interest is 90 days or more delinquent. Loans may be placed on non-accrual status if collection of principal or interest, in full, is in doubt. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed and further income is recognized only when full repayment of the loan is complete or the loan returns to accrual status, at which point income is recognized to the extent received. The loan may be returned to accrual status if both principal and interest payments are brought current, there has been a period of sustained performance (generally, six months), and full payment of principal and interest is expected.

The performance and credit quality of the loan portfolio is also monitored by the analyzing of the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due and non-accrual status:

December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable	Total Non-Accrual Loans
(In thousands)
Commerical business loans	$—	$—	$—	$—	$34,799	$34,799	$—
Commercial real estate	—	—	300	300	113,529	113,829	5,515
Construction	—	—	—	—	1,000	1,000	—
One-to four family residential	114	—	563	677	95,701	96,378	457
Home equity loans and lines of credit	130	95	—	225	35,089	35,314	603

Total	$244	$95	$863	$1,202	$280,118	$281,320	$6,575

June 30, 2011:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable	Total Non- Accrual Loans
(In thousands)
Commerical business loans	$—	$—	$—	$—	$36,041	$36,041	$—
Commercial real estate	—	327	2,094	2,421	106,335	108,756	5,292
Construction	—	—	—	—	1,180	1,180	—
One-to four family residential	—	—	—	—	97,285	97,285	—
Home equity loans and lines of credit	198	75	—	273	38,056	38,329	—

Total	$198	$402	$2,094	$2,694	$278,897	$281,591	$5,292

There are no loans 90 days and over past due that are still accruing.

The Bank provides for loan losses based upon the consistent application of the documented allowance for loan loss methodology. All loan losses are charged to the allowance for loan losses and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in Management’s judgment, deserve current recognition in estimating probable losses. Management regularly reviews the loan portfolio and makes provisions for loan losses in order to maintain the allowance for loan losses in accordance with U.S. GAAP. The Bank considers residential mortgage loans and home equity loans and lines of credit to customers as small, homogeneous loans, which are evaluated for impairment collectively based on historical loss experience. Commercial mortgage and business loans are viewed individually and considered impaired if it is probable that the Bank will not be able to collect scheduled payments of principal and interest when due; according to the contractual terms of the loan agreements. The allowance for loan losses consists of three components:

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

(3)	unallocated allowances established to provide for probable losses that have been incurred as of the reporting date but are not reflected in the allocated allowance. The unallocated component reflects the margin of imprecision inherent in the underlying assumptions used for estimating specific and general allowances.

Actual loan losses may be significantly more than the allowance for loan losses established, which could have a material negative effect on financial results.

The adjustments to historical loss experience are based on Management’s evaluation of several qualitative and environmental factors, including:

•	changes in any concentration of credit (including, but not limited to, concentrations by geography, industry, or collateral type);

•	changes in the number and amount of non-accrual loans, watch list loans, and past due loans;

•	changes in national, state, and local economic trends;

•	changes to other external influences including, but not limited to, legal, accounting, peer, and regulatory changes;

•	changes in the types of loans in the loan portfolio;

•	changes in the experience and ability of personnel and management in the loan origination and loan servicing departments;

•	changes in the value of underlying collateral for collateral dependent loans;

•	changes in lending strategies; and

•	changes in lending policies and procedures.

The following table summarizes activity in the allowance for loan losses:

	Three Months Ended December 31,		Six Months Ended December 31
(in thousands)	2011	2010	2011	2010
Balance at beginning of period	$2,408	$1,925	$2,246	$1,737
Provision for loan losses	229	245	376	403
Charge-offs	(18)	—	(18)	—
Recoveries	—	—	15	30

Balance at end of period	$2,619	$2,170	$2,619	$2,170

The following tables set forth the activity in and allocation of the allowance for loan losses by loan portfolio class for the three and six months ended December 31, 2011:

Three Months Ended December 31, 2011

	Commerical business loans	Commerical real estate	Construction	One-to four family residential	Home equity loans and lines of credit	Unallocated	Total
(In thousands)
Allowance for loan losses:
Beginning Balance	$493	$746	$2	$600	$405	$162	$2,408
Charge-offs	—	(18)	—	—	—	—	(18)
Recoveries	—	—	—	—	—	—	—
Provisions	129	(76)	—	111	9	56	229

Ending balance	$622	$652	$2	$711	$414	$218	$2,619

Six Months Ended December 31, 2011

	Commerical business loans	Commerical real estate	Construction	One-to four family residential	Home equity loans and lines of credit	Unallocated	Total
(In thousands)
Allowance for loan losses:
Beginning Balance	$383	$706	$2	$528	$440	$187	$2,246
Charge-offs	—	(18)	—	—	—	—	(18)
Recoveries	—	—	—	15	—	—	15
Provisions	239	(36)	—	168	(26)	31	376

Ending balance	$622	$652	$2	$711	$414	$218	$2,619

The following tables present the balance in the allowance for loan losses and the recorded in investment in loans by portfolio class and based on impairment method:

December 31, 2011:

	Commerical business loans	Commerical real estate	Construction	One-to four family residential	Home equity loans and lines of credit	Unallocated	Total loans
(In thousands)
Allowance for Loan Losses:
Ending allowance balance related to loans:
Individually evaluated for impairment	$—	$—	$—	$90	$—	$—	$90
Collectively evaluated for impairment	622	652	2	621	414	218	2,529

Total ending allowance balance	$622	$652	$2	$711	$414	$218	$2,619

Loans receivable:
Ending loan balance
Individually evaluated for impairment	$—	$6,396	$—	$695	$—		$7,091
Collectively evaluated for impairment	34,799	107,433	1,000	95,683	35,314		274,229

Total ending loan balance	$34,799	$113,829	$1,000	$96,378	$35,314		$281,320

June 30, 2011:

	Commerical business loans	Commerical real estate	Construction	One-to four family residential	Home equity loans and lines of credit	Unallocated	Total loans
(In thousands)
Allowance for Loan Losses:
Ending allowance balance related to loans:
Individually evaluated for impairment	$—	$—	$—	$90	$—	$—	$90
Collectively evaluated for impairment	383	706	2	438	440	187	2,156

Total ending allowance balance	$383	$706	$2	$528	$440	$187	$2,246

Loans receivable:
Ending loan balance
Individually evaluated for impairment	$—	$6,985	$—	$697	$—		$7,682
Collectively evaluated for impairment	36,041	101,771	1,180	96,588	38,329		273,909

Total ending loan balance	$36,041	$108,756	$1,180	$97,285	$38,329		$281,591

The following tables summarize information in regards to impaired loans by portfolio class as of and for the periods ended December 31, 2011 and June 30, 2011:

				December 31, 2011
	At December 31, 2011			Three Months Ended		Six Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(In thousands)
With No Related Allowance Recorded:
Commercial real estate	$6,396	$6,441	$—	$6,368	$118	$6,662	$379
One-to four family residential	—	—	—	—	—	—	—

Total with no allowance recorded	$6,396	$6,441	$—	$6,368	$118	$6,662	$379

With an Allowance Recorded:
Commercial real estate	$—	$—	$—	$—	$—	$—	$—
One-to four family residential	695	695	90	693	8	695	27

Total with allowance recorded	$695	$695	$90	$693	$8	$695	$27

Total:
Commercial real estate	$6,396	$6,441	$—	$6,368	$118	$6,662	$379
One-to four family residential	695	695	90	693	8	695	27

Total	$7,091	$7,136	$90	$7,061	$126	$7,357	$406

	At June 30, 2011			For the year ended June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
(In thousands)
With No Related Allowance Recorded:
Commercial real estate	$6,985	$7,067	$—	$4,452
One-to four family residential	—	—	—	—

Total with no allowance recorded	$6,985	$7,067	$—	$4,452

With an Allowance Recorded:
Commercial real estate	$—	$—	$—	$—
One-to four family residential	697	697	90	693

Total with allowance recorded	$697	$697	$90	$693

Total:
Commercial real estate	$6,985	$7,067	$—	$4,452
One-to four family residential	697	697	90	693

Total	$7,682	$7,764	$90	$5,145

There were no troubled debt restructurings during the three month period ending December 31, 2011. The following table presents troubled debt restructurings occurring during the six-month period ended December 31, 2011:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments
(In thousands)
Troubled debt restructurings:
Commercial real estate	1	3,198	3,198

Total troubled debt restructurings	1	$3,198	$3,198

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2011 and June 30, 2011 are as follows:

(In thousands)		(Level 1)
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Residential mortgage-backed securities (1)	$40,191	$—	$40,191	$—
Trust preferred securities	97	—	—	97
Equity securities	50	—	50	—

Securities available for sale	$40,338	$—	$40,241	$97

Description	June 30, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Residential mortgage-backed securities (1)	$35,663	$—	$35,663	$—
Trust preferred securities	115	—	—	115
Equity securities	50	—	50	—

Securities available for sale	$35,828	$—	$35,713	$115

(1)

All residential mortgage-backed securities were issued by United States government agencies including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company had no private label residential mortgage-backed securities at December 31, 2011 and June 30, 2011 or during the six month periods then ended.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended December 31, 2011:

(In thousands)	Three Months Ended	Six Months Ended

Beginning balance	$107	$115

Principal repayments	(5)	(10)
Unrealized losses included in other comprehensive income	(5)	(8)

Ending balance	$97	$97

Level 3 securities consist of one trust preferred security at December 31, 2011.

For assets measured at fair value on a nonrecurring basis at December 31, 2011 and June 30, 2011, the fair value measurements by level within the fair value hierarchy are as follows:

(In thousands)		(Level 1)
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$605	$—		$605

Real estate owned	$74	$—		$74

Description	June 30, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$607	$—		$607

Real estate owned	$105	$—		$105

The methods and assumptions used to estimate the fair values included in the above tables are included in the disclosures that follow.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate fair values at December 31, 2011 and June 30, 2011:

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

Mortgage Servicing Rights (Carried at Lower of Cost or Fair Value)

At origination, the Company estimates the fair value of mortgage servicing rights at 1% of the principal balances of loans sold. The Company amortizes that amount over the estimated period of servicing revenues or charges the entire amount to income upon prepayment of the related loan. Due to the small size of the balance of mortgage servicing rights at December 31, 2011 and June 30, 2011, the Company did not perform any further analysis or estimate their fair values. Therefore, the Company has disclosed that the carrying amounts of mortgage servicing rights approximate fair value.

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

The estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2011		June 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Financial assets:
Cash and cash equivalents	$28,423	$28,423	$37,968	$37,968
Interest bearing deposits with other banks	9,539	9,539	7,058	7,058
Securities available for sale	40,338	40,338	35,828	35,828
Securities held to maturity	3,010	3,175	3,623	3,795
Federal Home Loan Bank stock	2,471	2,471	2,987	2,987
Loans receivable, net	278,941	285,032	279,620	288,282
Accrued interest receivable	1,169	1,169	1,208	1,208
Mortgage servicing rights	83	83	88	88

Financial liabilities:
Deposits	251,873	251,389	257,031	257,981
Securities sold under agreements to repurchase	10,192	10,361	15,566	15,780
Federal Home Loan Bank Advances	42,058	44,980	29,618	32,241
Accrued interest payable	163	163	276	276

Off-Balance sheet financial instruments	—	—	—	—

NOTE 6 — GUARANTEES

The Company has not issued any guarantees that would require liability recognition or disclosure other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of December 31, 2011, the Company had $421 thousand of outstanding letters of credit. Management believes the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. Management believes the current amount of the liability as of December 31, 2011 for guarantees under letters of credit issued is not material.

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

The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 20-year term of the loan with funds from the Bank’s contributions to the ESOP and dividends payable on the stock, if any. The interest rate on the ESOP loan adjusts annually and is the prime rate on the first business day of the calendar year, as published in The Wall Street Journal.

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account, and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. Total ESOP shares may be reduced as a result of employees leaving the Company; shares that have previously been released to those exiting employees may be removed from the plan and transferred to that employee. As shares are committed to be released from the suspense account, the Bank reports compensation expense based on the average fair value of shares committed to be released with a corresponding credit to stockholders’ equity. Compensation expense recognized for the six months ended December 31, 2011 and 2010 amounted to $134 thousand and $107 thousand, respectively. Compensation expense recognized for the three months ended December 31, 2011 and 2010 amounted to $67 thousand and $56 thousand, respectively.

Shares held by the ESOP trust at December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010

Allocated shares	36,076	18,515
Unallocated shares	333,270	351,785

Total ESOP shares	369,346	370,300

Fair value of unallocated shares, in thousands	$4,779	$4,862

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares that will be awarded under the plan will be 648,025 shares. Total share-based compensation expense for the six months ended December 31, 2011 was $395 thousand. Total share-based compensation expense for the three months ended December 31, 2011 was $222 thousand.

Stock Options

The table below presents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at June 30, 2011	—	$—
Granted	272,150	14.79
Exercised	—	—
Forfeited	—	—
Expired	—	—
Options outstanding at December 31, 2011	272,150	$14.79	9.6

As of December 31, 2011, the Company had $896 thousand of unrecognized compensation costs related to stock options. The cost of stock options will be amortized in equal annual installments over the five-year vesting period. There were no options vested in the six months ended December 31, 2011. Stock option expense for the three and six months ended December 31, 2011 was $45 thousand and $80 thousand, respectively. The aggregate grant date fair value of the stock options was $976 thousand. The weighted average grant date fair value per share of the stock options for the three months ended December 31, 2011 was $7.63. The weighted average grant date fair value per share of the stock options for the six months ended December 31, 2011 was $3.59.

The fair value of the Company’s stock options was determined using the Black-Scholes option pricing formula. The following ranges of assumptions were used in the formula:

Expected volatility	19.09% - 52.59%
Risk-free interest rate	1.17% - 2.11%
Expected dividends	1.62% - 1.62%
Expected life (in years)	6.50 - 6.50
Exercise price for the stock options	$14.35 - $14.81

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

The table below presents the restricted stock award activity for the period shown:

	Service- Based Restricted stock awards	Weighted average grant date fair value	Performance- Based Restricted stock awards	Weighted average grant date fair value	Total Restricted stock awards	Weighted average grant date fair value
Non-vested at June 30, 2011	—	$—	—	$—	—	$—
Granted	136,363	14.77	111,090	14.81	247,453	14.79
Vested	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Non-vested at December 31, 2011	136,363	$14.77	111,090	$14.81	247,453	$14.79

As of December 31, 2011, the Company had $3.3 million of unrecognized compensation cost related to restricted stock awards. The cost of the restricted stock awards will be amortized in equal annual installments over the five-year vesting period. The vesting of the performance-based stock awards is contingent upon meeting certain company-wide performance goals. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed. Restricted stock expense for the six months ended December 31, 2011 was $315 thousand. Restricted stock expense for the three months ended December 31, 2011 was $177 thousand.

NOTE 9 — EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period exclusive of unallocated ESOP shares and unvested restricted stock shares. Stock options and unvested restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would have a dilutive effect if converted to common stock, computed using the Treasury Stock method. The Company had no potentially dilutive common shares for the three and six month periods ended December 31, 2010.

	Three Months Ended December 31		Six Months Ended December 31
(Dollars in thousands, except share data)	2011	2010	2011	2010

Net income	$82	$283	$170	$535

Weighted average number of shares used in:
Basic earnings per share	3,924,869	4,272,387	4,059,359	4,270,072
Diluted common stock equivalents:
Restricted stock units	8,218	—	5,010	—

Diluted earnings per share	3,933,087	4,272,387	4,064,369	4,270,072

Net income per common share, basic	$0.02	$0.07	$0.04	$0.13

Net income per common share, diluted	$0.02	$0.07	$0.04	$0.13

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Non-interest income is received from providing products and services and from other income. The majority of the non-interest income is earned from service charges on deposit accounts, bank owned life insurance income, and loan servicing fees. The Company also earns income from the sale of residential mortgage loans and other fees and charges.

The Company recognizes gains or losses as a result of sales of investment securities, foreclosed property, and premises and equipment. In addition, the Company recognizes losses on its investment securities that are considered other-than-temporarily impaired. Gains and losses are not a regular part of the Company’s primary sources of income.

Expenses

The non-interest expenses the Company incurs in operating its business consist primarily of salaries and employee benefits, occupancy and equipment expense, external processing fees, FDIC assessments, Director fees, and other non-interest expenses.

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

Critical Accounting Policies and Estimates

There are no material changes to the critical accounting policies disclosed in OBA Financial Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Comparison of Financial Condition at December 31, 2011 and June 30, 2011

Assets. Total assets decreased $4.4 million, or 1.1%, to $382.0 million at December 31, 2011 from $386.4 million at June 30, 2011. The decrease was primarily due to a decrease in cash and cash equivalents partially offset by an increase in total securities and interest bearing deposits with other banks.

Cash and Cash Equivalents. At December 31, 2011, cash and cash equivalents decreased $9.5 million, or 25.1%, to $28.4 million from $38.0 million at June 30, 2011 primarily due to a decrease in total deposits and the use of cash to repurchase stock and an increase in securities and interest bearing deposits at other banks partially offset by an increase in short-term Federal Home Loan Bank advances.

Loans. At December 31, 2011, total gross loans were $281.6 million, slightly changed from $281.9 million at June 30, 2011. The commercial loan portfolio increased $3.7 million to $149.5 million at December 31, 2011 from $145.8 million at

June 30, 2011. This increase was offset by decreases of $907 thousand and $3.0 million in the one-to four-family residential and home equity loans and lines of credit loan portfolios, respectively. For further detail, see “Note 4 – Credit Quality of Loans and Allowance for Loan Losses” in the accompanying financial statements.

Allowance for Loan Losses.

The following table summarizes activity in the allowance for loan losses:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2011	2010	2011	2010
Balance at beginning of period	$2,408	$1,925	$2,246	$1,737
Provision for loan losses	229	245	376	403
Charge-offs	(18)	—	(18)	—
Recoveries	—	—	15	30

Balance at end of period	$2,619	$2,170	$2,619	$2,170

Ratios:
Net charge-offs (recoveries) to average loans	0.03%	—%	—%	(0.02)%
Allowance for loan losses to loans	0.93	0.76	0.93	0.76

At December 31, 2011, the allowance for loan losses was $2.6 million compared with $2.2 million at June 30, 2011, and $2.2 million at December 31, 2010. The allowance for loan losses as a percentage of total loans at December 31, 2011 was 0.93% compared to 0.80% at June 30, 2011, and 0.76% at December 31, 2010. Net charge-offs as a percentage of average loans were 0.03% for the three months ended December 31, 2011 and 0.00% for the six months ended December 31, 2011. At December 31, 2011, the Bank had $7.1 million in impaired loans as compared to $7.7 million at June 30, 2011. Total impaired loans are primarily made up of two loan relationships with not-for-profit entities that have collateral values well in excess of the loan value. Based on the value of the collateral, no specific allowances are required for these loans. For more information on the loan portfolios see “Loans” in “Comparison of Financial Condition at December 31, 2011 and June 30, 2011.”

Non-performing Assets. Loans are generally placed on non-accrual status when payment of principal or interest is 90 days or more delinquent unless well secured and in the process of collection. Loans can also be placed on non-accrual status if collection of principal or interest in full is in doubt. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if both principal and interest payments are brought current, there has been a period of sustained performance (generally, six months), and full payment of principal and interest is expected. At December 31, 2011 and June 30, 2011, the Company had $6.6 million and $5.4 million in total non-performing assets, respectively. Primarily, these totals represent commercial real estate and one-to four family residential loans. Of the $6.6 million in non-performing assets the Company reported at December 31, 2011, $3.2 million were also troubled debt restructurings.

The following table summarizes non-performing assets:

(dollars in thousands)	December 31, 2011	June 30, 2011
Non-performing assets
Non-accrual loans:
Commerical Real Estate	$5,515	$5,292
One-to four family residential	457	—
Home equity loans and lines of credit	603	—

Total non-accrual loans	6,575	5,292
Other real estate owned	74	105

Total non-performing assets	$6,649	$5,397

Asset quality ratios:
Non-performing loans to total loans	2.34%	1.88%
Non-performing assets to total assets	1.74	1.40

The non-performing loans to total loans ratio increased 46 basis points from 1.88% at June 30, 2011 to 2.34% at December 31, 2011 and the non-performing assets to total assets ratio increased 34 basis points from 1.40% at June 30, 2011 to 1.74% at December 31, 2011. Both ratios increased primarily as a result of a single one- to four-family residential loan and a related home equity line of credit moving to non-accrual status at December 31, 2011. For further detail, see “Note 4 – Credit Quality of Loans and Allowance for Loan Losses” in the accompanying financial statements.

Troubled Debt Restructurings. At December 31, 2011 and June 30, 2011, the Bank had $5.4 million and $2.8 million of modified loans, respectively, which were considered troubled debt restructurings. At December 31, 2011, the Bank had $723 thousand in one-to four family residential mortgage loans that were considered troubled debt restructurings and $4.7 million in commercial real estate loans that were considered troubled debt restructurings. At June 30, 2011, the Bank had $731 thousand in one- to four-family residential real estate loans and home equity loans and lines of credit that were considered troubled debt restructurings and $2.0 million in commercial real estate loans that were considered troubled debt restructures. Of the $5.4 million in modified loans considered troubled debt restructurings, $3.2 million were also non-performing loans. For further detail, see “Note 4 – Credit Quality of Loans and Allowance for Loan Losses” in the accompanying financial statements.

Securities. At December 31, 2011, the securities portfolio totaled $43.3 million, or 11.3% of total assets, as compared to $39.5 million, or 10.2% of total assets, at June 30, 2011.

Deposits. At December 31, 2011, deposits decreased $5.1 million, or 2.0%, to $251.9 million from $257.0 million at June 30, 2011. Total certificates of deposit increased $3.6 million while brokered deposits decreased $9.4 million, total money market accounts decreased $17.8 million, and total checking accounts increased $8.8 million.

Borrowings. At December 31, 2011, total borrowings increased $7.1 million, or 15.6%, to $52.3 million from $45.2 million at June 30, 2011. Repurchase agreements decreased $5.4 million, or 34.5%, to $10.2 million at December 31, 2011. At December 31, 2011, Federal Home Loan Bank advances totaled $42.1 million, an increase of $12.4 million from June 30, 2011 primarily due to an increase in short term advances.

At December 31, 2011, the Company had access to additional Federal Home Loan Bank advances of up to $59.4 million.

Equity. Equity totaled $75.9 million and $80.9 million at December 31, 2011 and June 30, 2011, respectively. The decrease of $5.0 million was primarily the result of the continuation of the Company’s share repurchase program.

Capital and Liquidity. The Bank’s goal is to maintain a strong capital position that supports its strategic goals while, at the same time, exceeding regulatory standards. At December 31, 2011, the Bank met the definition of a “well-capitalized” institution by exceeding all regulatory minimum capital requirements. The following tables summarize the Consolidated and Bank capital ratios:

	Ratios at
	December 31, 2011	June 30, 2011	“Well- Capitalized” Minimums
Consolidated Capital Ratios:

Total Capital to risk-weighted assets	30.88%	33.16%	—

Tier 1 Capital to risk-weighted assets	29.85%	32.26%	—

Tier 1 Leverage	19.76%	20.81%	—

Bank Capital Ratios:

Total Capital to risk-weighted assets	24.48%	24.40%	10.00%

Tier 1 Capital to risk-weighted assets	23.44%	23.49%	6.00%

Tier 1 Leverage	15.52%	15.15%	5.00%

The Company’s primary sources of funds are deposits, borrowed funds, amortization and prepayment of loans, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Company invests excess funds in short-term interest-earning securities and other assets which provide liquidity to meet lending requirements.

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

Comparison of Operating Results for the Three Months Ended December 31, 2011 and 2010

General. Net income decreased $201 thousand to $82 thousand for the three months ended December 31, 2011 from net income of $283 thousand for the three months ended December 31, 2010. The decrease in net income was primarily a result of an increase in non-interest expense of $137 thousand and a decrease in non-interest income of $136 thousand.

Net Interest Income. Net interest income decreased $33 thousand to $3.0 million for the three months ended December 31, 2011 from $3.1 million for the three months ended December 31, 2010. Total interest expense decreased $96 thousand, or 9.1%, to $960 thousand for the three months ended December 31, 2011 as compared to $1.1 million for the three months ended December 31, 2010. The decrease in expense was primarily the result of the Bank paying off several higher costing term Federal Home Loan Bank advances. Deposit interest expense decreased due to lower overall deposit rates and the successful completion of the Bank’s money market deposit promotion. Interest and dividend income decreased by $129 thousand to $4.0 million for the three months ended December 31, 2011. This decrease is primarily due to lower yields in the loan and investment portfolios.

The net interest margin was 3.59% for the three months ended December 31, 2011 compared to 3.76% for the three months ended December 31, 2010. The decrease in the net interest margin was primarily a result of a decrease in average net interest-earning assets and a decrease in the total interest earning assets average yield of 33 basis points as compared to a decrease in the total interest bearing liability yield of 25 basis points. Average interest-earning assets increased $12.1 million to $336.6 million for the period ended December 31, 2011 compared to $324.5 million for the period ended December 31, 2010. Average interest-bearing liabilities increased $19.3 million to $274.5 million for the period ended December 31, 2011 as compared to $255.2 million for the period ended December 31, 2010 as a result of the recently completed money market promotion.

Interest and Dividend Income. Interest and dividend income decreased $129 thousand to $4.0 million from $4.1 million for the three months ended December 31, 2011 and December 31, 2010, respectively. Interest income on total investments decreased $18 thousand and interest income on total loans decreased $127 thousand for the three months ended December 31, 2011 as compared to December 31, 2010 and was partially offset by an increase in interest income on fed funds sold of $12 thousand.

The average yield on loans decreased 9 basis points, to 5.29% for the three months ended December 31, 2011 from 5.38% for the three months ended December 31, 2010. Total average loans decreased $4.7 million, reflecting an average balance increase in commercial loans of $16.9 million to $147.3 million for the three months ended December 31, 2011 offset by a decrease in average residential mortgage loans of $17.1 million to $95.1 million and a decrease in average consumer loans of $4.5 million to $36.7 million for the three months ended December 31, 2011 as compared to $112.2 million and $41.2 million, respectively, for the three months ended December 31, 2010.

Interest income on securities decreased $18 thousand to $248 thousand for the three months ended December 31, 2011 from $266 thousand for the three months ended December 31, 2010, as the average yield on securities decreased 65 basis points to 2.10% for the three months ended December 31, 2011 from 2.76% for the three months ended December 31, 2010, reflecting continued low market interest rates and prepayments of higher yielding securities within the mortgage backed securities portfolio.

Interest Expense. Interest expense decreased $96 thousand to $960 thousand from $1.1 million for the three months ended December 31, 2011 and December 31, 2010, respectively. The Bank paid off several higher cost term Federal Home Loan Bank borrowings. In addition, average customer repurchase balances decreased $3.1 million to $17.4 million at December 31, 2011 from $20.5 million at December 31, 2010. Deposit expense decreased as the average rate paid on deposits decreased 16 basis points to 1.08% for the three months ended December 31, 2011 from 1.24% for three months ended December 31, 2010.

Interest expense on borrowings decreased $86 thousand to $332 thousand for the three months ended December 31, 2011 from $418 thousand for the three months ended December 31, 2010, due to a $6.7 million, or 12.5%, decrease in the average balance of borrowings, primarily in Federal Home Loan Bank advances, as well as a 27 basis point decrease in the average cost of borrowings to 2.80% for the three months ended December 31, 2011 from 3.07% for the three months ended December 31, 2010, reflecting continued low market interest rates and the repayment of higher cost borrowings.

Provision for Loan Losses. The Company’s provision for loan losses for the three months ended December 31, 2011 was $229 thousand, a decrease of $16 thousand from $245 thousand for the three months ended December 31, 2010. The provision for loan losses for the three months ended December 31, 2011 included a partial charge-off in the disposition of one loan previously listed as sub-standard in the amount $18 thousand. The provision for loan losses also reflected several risk rating upgrades to loans previously listed as classified assets, special mention or substandard. These upgrades were the result of the Bank’s most recent third party loan review and continued management and analysis of the loans by Management. For further discussion related to the provision for loan losses, see “Allowance for Loan Losses” in the “Comparison of Financial Condition at December 31, 2011 and June 30, 2011.” For further discussions related to loan portfolio performance, see “Non-performing Assets” in the “Comparison of Financial Condition at December 31, 2011 and June 30, 2011” and Note 4 of the notes to the consolidated financial statements.

Non-Interest Income. The following table summarizes changes in non-interest income:

	Three Months Ended December 30,		Change
	2011	2010	$	%
	(In thousands)

Customer service fees	$92	$104	$(12)	(11.5)%
Loan servicing fees	7	11	(4)	(36.4)
Bank owned life insurance income	75	78	(3)	(3.8)
Other non-interest income	29	45	(16)	(35.6)

Non-interest income before net gains (losses)	203	238	(35)	(14.7)

Net gain on sale of loans	—	70	(70)	(100.0)
Write-down of other real estate property	(31)	—	(31)	—

Net gains (losses)	(31)	70	(101)	(144.3)

Total non-interest income	$172	$308	$(136)	(44.2)

Total non-interest income decreased $136 thousand to $172 thousand for the three months ended December 31, 2011 as compared to $308 thousand for the three months ended December 31, 2010. This decrease is primarily the result of the partial write-down of the Bank’s lone other real estate owned property and a decrease in gains on sale of loans as a result of no loan sales in the three months ended December 31, 2011. The decrease in other non-interest income was primarily the result of the reduction of income related to loan sales as the Bank had no loan sales in the three months ended December 31, 2011.

Non-Interest Expense. The following table summarizes changes in non-interest expense:

	Three Months Ended December 31,		Change
	2011	2010	$	%
	(In thousands)

Salaries and employee benefits	$1,667	$1,449	$218	15.0%
Occupancy and equipment	399	470	(71)	(15.1)
Data processing	173	179	(6)	(3.4)
Directors’ fees	89	79	10	12.7
FDIC assessments	69	71	(2)	(2.8)
Other non-interest expense	457	469	(12)	(2.6)

Total non-interest expense	$2,854	$2,717	$137	5.0

Total non-interest expense increased $137 thousand to $2.9 million for the three months ended December 31, 2011 from $2.7 million for the three months ended December 31, 2010 primarily due to increased salaries and employee benefits. Salaries and employee benefits increased $218 thousand, or 15.0%, to $1.7 million for the three months ended December 31, 2011 from $1.4 million for the three months ended December 31, 2010. The increase is primarily a result of additions to staff and grants under the approved equity incentive plan as disclosed in Note 8 of the notes to the consolidated financial statements. Salaries and employee benefits include those additional salaries, as well as, the associated benefits and taxes required. Occupancy and equipment decreased $71 thousand from $470 thousand for the three months ended December 31, 2010 to $399 thousand for the three months ended December 31, 2011. The decrease was primarily the result of the sale of the Bank’s Washington D.C. branch which occurred in the three months ended March 31, 2011.

Income Taxes. The Company recorded an income tax expense of $49 thousand for the three months ended December 31, 2011, reflecting an effective tax rate of 37.4%, compared to income tax expense of $138 thousand for the three months ended December 31, 2010, reflecting an effective tax rate of 32.8%. The difference between the effective tax rate and statutory rate is primarily due to the amount of income received from bank-owned life insurance, which is tax-exempt for federal and state tax purposes, relative to total pre-tax income for each period.

Comparison of Operating Results for the Six months ended December 31, 2011 and 2010

General. Net income decreased $365 thousand to $170 thousand for the six months ended December 31, 2011 from $535 thousand for the six months ended December 31, 2010. The decrease in net income was primarily a result of an increase in non-interest expense of $388 thousand, or 7.2%, and decreases in non-interest income of $178 thousand, or 31.7%, and net-interest income of $26 thousand.

Net Interest Income. Net interest income decreased $26 thousand to $6.0 million for the six months ended December 31, 2011. Interest expense decreased $119 thousand, or 5.4%, for the six months ended December 31, 2011 primarily as a result of the repayment of several long-term higher costing Federal Home Loan Bank advances. This was partially offset by an increase in deposit expense due to the Bank’s money market promotion. Interest and dividend income decreased as a result of low market interest rates which reduced the average yields on the loan and investment portfolios.

The net interest margin was 3.55% for the six months ended December 31, 2011, compared to 3.61% for the six months ended December 31, 2010. The reduction in net interest margin was primarily the result of an increase in average interest-bearing liabilities due to the money market promotion and low market interest rates which reduced the average yield on the loan portfolios by 6 basis points and the securities portfolio by 71 basis points.

Interest and Dividend Income. Interest and dividend income decreased $145 thousand, or 1.8%, to $8.1 million for the six months ending December 31, 2011 as compared to $8.2 million for the six months ending December 31, 2010. Interest income on loans decreased $116 thousand, or 1.5%, to $7.5 million for the six months ended December 31, 2011 from $7.6 million for the six months ended December 31, 2010, as the average yield on loans decreased 6 basis points, to 5.31% for the six months ended December 31, 2011 from 5.37% for the six months ended December 31 2010, reflecting decreases in one-to four-family residential real estate and home equity loans and lines of credit partially offset by an increase in commercial loans.

Total average loans decreased $1.1 million to $279.8 million for the six-months ended December 31, 2011. Average balances decreased in residential and consumer loans by $20.3 million and $3.7 million, respectively, for the six months ended December 31, 2011 as compared to the six months ended December 31, 2010. Average commercial loans increased $22.9 million reflecting the continued focus on commercial loan origination. Commercial loans generally carry higher yields and assist in managing interest rate risk. The reduction in the residential mortgage portfolio resulted from management’s previous decision to sell newly-originated, longer-term (primarily 30 year) fixed-rate one-to four-family residential real estate loans, as well as prepayments exceeding other originations that were held in the portfolio. The average balance of one-to four-family residential real estate loans was $95.8 million for the six months ended December 31, 2011.

Interest income on securities decreased $54 thousand to $530 thousand for the six months ended December 31, 2011 from $584 thousand for the six months ended December 31, 2010, as the average yield on securities decreased 71 basis points to 2.24% for the six months ended December 31, 2011 from 2.95% for the six months ended December 31, 2010, reflecting continued low market interest rates and prepayments within the mortgage backed securities portfolio. The average balance of securities increased $8.1 million to $48.4 million for the six months ended December 31, 2011.

Interest Expense. Interest expense decreased $119 thousand, or 5.4%, to $2.1 million for the six months ended December 31, 2011 from $2.2 million for the six months ended December 31, 2010. Interest expense on borrowings decreased $189 thousand, primarily due to the repayment of $12.6 million of long-term higher costing Federal Home Loan Bank advances with an average yield of 3.74%. The average balance of borrowings decreased $8.2 million to $46.6 million for the six month period ended December 31, 2011. The reduction in expense on borrowings was partially offset by an increase in deposit expense due to the money market promotion. Deposit interest expense increased $70 thousand to $1.4 million from $1.3 million for the six months ended December 31, 2011 and 2010, respectively. The average balance of deposits increased $27.1 million to $231.4 million for the six months ended December 31, 2011 due to the money market promotion. Continued low market rates allowed for the reduction of the Bank’s deposit rates while maintaining its competitive position within the local market.

Provision for Loan Losses. The Company’s provision for loan losses for the six months ended December 31, 2011 was $376 thousand, a decrease of $27 thousand from $403 thousand in the six months ended December 31, 2010. For further discussion related to the provision for loan losses, see “Allowance for Loan Losses.” For a further discussion related to loan portfolio performance, see “Non-performing Assets.”

Non-Interest Income. The following table summarizes changes in non-interest income:

	Six Months Ended December 31,		Change
	2011	2010	$	%
	(In thousands)

Customer service fees	$183	$220	$(37)	(16.8)%
Loan servicing fees	16	22	(6)	(27.3)
Bank owned life insurance income	150	148	2	1.4
Other non-interest income	59	76	(17)	(22.4)

Non-interest income before net gains	408	466	(58)	(12.4)

Net gain on sale of loans	6	95	(89)	(93.7)
Write-down of other real estate property	(31)	—	(31)	—

Net gains (losses)	(25)	95	(120)	(126.3)

Total non-interest income	$383	$561	$(178)	(31.7)

Total non-interest income decreased $178 thousand to $383 thousand from $561 thousand for the six months ended December 31, 2011 and 2010, respectively. The decrease is primarily the result of the partial write-down of the Bank’s lone other real estate owned property and a decrease in gains on sale of loans as a result of limited loan sales in the six months ended December 31, 2011. The decrease in other non-interest income was primarily the result of the reduction of income related to loan sales as the Bank had limited loan sales in the six months ended December 31, 2011.

Non-Interest Expense. The following table summarizes changes in non-interest expense:

	Six Months Ended December 31,		Change
	2011	2010	$	%
	(In thousands)

Salaries and employee benefits	$3,405	$2,910	$495	17.0%
Occupancy and equipment	785	921	(136)	(14.8)
Data processing	350	338	12	3.6
Directors’ fees	169	167	2	1.2
FDIC assessments	136	148	(12)	(8.1)
Other non-interest expense	945	918	27	2.9

Total non-interest expense	$5,790	$5,402	$388	7.2

Total non-interest expense increased $388 thousand to $5.8 million from $5.4 million for the six months ended December 31, 2011 and 2010, respectively, primarily due to increased salaries and employee benefits. Salaries and benefits increased $495 thousand, or 17.0%, to $3.4 million for the six months ended December 31, 2011 from $2.9 million for the six months ended December 31, 2010. The increase is primarily a result of additions to staff and grants under the approved equity incentive plan as disclosed in Note 8 of the notes to the consolidated financial statements. Salaries and employee benefits include those additional salaries, as well as, the associated benefits and taxes required. Occupancy and equipment decreased $136 thousand, or 14.8%, from $921 thousand for the six months ended December 31, 2010 to $785 thousand for the six months ended December 31, 2011. The decrease was primarily the result of the sale of the Bank’s Washington D.C. branch in the three months ended March 31, 2011 and the previous inclusion of a one-time charge of $72 thousand primarily to account for escalating lease costs and the opening of one new branch.

Income Taxes. The Company recorded an income tax expense of $63 thousand for the six months ended December 31, 2011, reflecting an effective tax rate of 27.0%, compared to income tax expense of $263 thousand for the six months ended December 31, 2010, reflecting an effective tax rate of 33.0%. The difference between the effective tax rate and statutory rate is primarily due to the amount of income received from bank-owned life insurance, which is tax-exempt for federal and state tax purposes, relative to total pre-tax income for each period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required, as the Registrant is a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2011. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of December 31, 2011, the Company was not subject to any legal actions, the outcome of which was expected to have a material effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Not required, as the Registrant is a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information in connection with repurchases of the Company’s shares of common stock for the period of October 1, 2011 through December 31, 2011. On May 19, 2011 the Board of Directors authorized the repurchase of up to 462,875 shares, or 10% of the Company’s common stock. The repurchase authorization has no expiration date.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May yet be Purchased Under the Plans or Programs

October 1, 2011 through October 31, 2011	75,450	14.35	75,450	109,875
November 1, 2011 through November 30, 2011	34,000	14.39	34,000	75,875
December 1, 2011 through December 31, 2011	30,900	14.35	30,900	44,975

Total	140,350	14.36	140,350	44,975

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	[Reserved]

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Exhibit Index” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OBA FINANCIAL SERVICES, INC.
(Registrant)

Date: February 14, 2012	/S/ CHARLES E. WELLER
Charles E. Weller
President and Chief Executive Officer

Date: February 14, 2012	/S/ DAVID A. MILLER
David A. Miller
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Charles E. Weller, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of David A. Miller, Senior Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of Charles E. Weller, President and Chief Executive Officer, and David A. Miller, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.