Form 10-Q
period 2012-03-31
OBA Financial Services, Inc.
filed 2012-05-15
CIK 1471088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2012

or

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

4,144,242 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of May 9, 2012.

OBA FINANCIAL SERVICES, INC. AND SUBSIDIARY

Form 10-Q Quarterly Report

Forward-looking Statements

This report, as well as other written communications made from time to time by OBA Financial Services, Inc., and its subsidiary, OBA Bank (collectively, the “Company”), and oral communications made from time to time by authorized officers of the Company, may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may,” “potential,” and words of similar meaning. These forward-looking statements include, but are not limited to:

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Condition (Unaudited)

	March 31, 2012	June 30, 2011
(In thousands, except share data)
Assets:
Cash and due from banks	$24,613	$32,535
Federal funds sold	13,025	5,433

Cash and cash equivalents	37,638	37,968
Interest bearing deposits with other banks	9,984	7,058
Securities available for sale	37,542	35,828
Securities held to maturity (fair value of $2,842 and $3,795)	2,690	3,623
Federal Home Loan Bank stock, at cost	2,471	2,987
Loans	284,877	281,866
Less: allowance for loan losses	2,664	2,246

Net loans	282,213	279,620
Premises and equipment, net	6,348	6,285
Bank owned life insurance	8,824	8,601
Other assets	4,102	4,475

Total assets	$391,812	$386,445

Liabilities:
Deposits:
Noninterest-bearing	$35,613	$29,468
Interest-bearing	222,347	227,563

Total deposits	257,960	257,031
Securities sold under agreements to repurchase	13,276	15,566
Federal Home Loan Bank advances	42,028	29,618
Advance payments from borrowers for taxes and insurance	1,089	1,921
Other liabilities	1,635	1,449

Total liabilities	315,988	305,585

Stockholders’ Equity:
Preferred stock (par value $.01); authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock (par value $.01); authorized 100,000,000 shares; issued and outstanding 4,176,550 and 4,602,050 shares at March 31, 2012 and June 30, 2011, respectively	42	46
Additional paid-in capital	38,991	44,419
Unearned ESOP shares	(3,286)	(3,425)
Retained earnings	39,331	39,141
Accumulated other comprehensive income	746	679

Total stockholders’ equity	75,824	80,860

Total liabilities and stockholders’ equity	$391,812	$386,445

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
(In thousands, except per share data)
Interest and Dividend Income:
Loans receivable, including fees	$3,629	$3,784	$11,120	$11,391
Investment securities:
Interest - taxable	289	256	819	840
Dividends	10	5	21	14
Federal funds sold	18	8	72	39

Total interest and dividend income	3,946	4,053	12,032	12,284

Interest Expense:
Deposits	484	596	1,868	1,910
Federal Home Loan Bank advances	280	298	848	1,042
Securities sold under agreements to repurchase	46	51	164	182

Total interest expense	810	945	2,880	3,134

Net interest income	3,136	3,108	9,152	9,150
Less provision for loan losses	270	189	646	592

Net interest income after provision for loan losses	2,866	2,919	8,506	8,558

Non-Interest Income:
Customer service fees	90	91	273	311
Loan servicing fees	7	10	23	32
Bank owned life insurance income	73	78	223	226
Net gains (losses)	(34)	(4)	(59)	91
Other non-interest income	32	15	91	91

Total non-interest income	168	190	551	751

Non-Interest Expense:
Salaries and employee benefits	1,760	1,563	5,165	4,473
Occupancy and equipment	394	415	1,179	1,336
Data processing	220	199	570	537
Directors’ fees	91	74	260	241
FDIC assessments	75	52	211	200
Other non-interest expense	398	521	1,343	1,439

Total non-interest expense	2,938	2,824	8,728	8,226

Income before income taxes	96	285	329	1,083
Income tax expense	76	86	139	349

Net income	$20	$199	$190	$734

Basic earnings per share	$0.01	$0.05	$0.05	$0.17

Diluted earnings per share	$0.01	$0.05	$0.05	$0.17

Basic weighted average shares outstanding	3,864,229	4,277,016	3,994,788	4,272,353

Diluted weighted average shares outstanding	3,884,532	4,277,016	4,005,445	4,272,353

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited)

Nine Months Ended March 31, 2012 and 2011

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total
(In thousands)

Balances at July 1, 2011	$46	$44,419	$(3,425)	$39,141	$679	$80,860

Comprehensive income:
Net income				190		190
Other comprehensive income, net of tax:
Net unrealized gains on available for sale securities, net of tax $42					67	67

Total comprehensive income						257

Purchase and retirement of 425,500 shares of Company stock	(4)	(6,116)				(6,120)
Share-based compensation expense		627				627
ESOP shares committed to be released (13,886 shares)		61	139			200

Balances, March 31, 2012	$42	$38,991	$(3,286)	$39,331	$746	$75,824

Balances at July 1, 2010	$46	$44,759	$(3,610)	$38,284	$743	$80,222

Comprehensive income:
Net income				734		734
Other comprehensive income (loss), net of tax:
Net unrealized losses on available for sale securities, net of tax of benefit ($166)					(259)	(259)

Total comprehensive income						475

ESOP shares committed to be released (13,886 shares)		34	138			172

Balances, March 31, 2011	$46	$44,793	$(3,472)	$39,018	$484	$80,869

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
(in thousands)	2012	2011
Operating Activities:
Net income	$190	$734

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	646	592
Depreciation and amortization of premises and equipment	532	492
Net amortization of securities premiums and discounts	353	130
Proceeds from sales of loans held for sale	307	3,527
Originated loans held for sale	(301)	(3,428)
Net gains on sales of loans	(6)	(99)
Amortization of net deferred loan costs (fees)	1	(26)
Write-down of real estate owned	65	88
Net gain on sale of deposits	—	(80)
Bank owned life insurance income	(223)	(226)
ESOP expense	200	172
Share-based compensation expense	627	—
Amortization of mortgage servicing rights	8	7
Amortization of brokered deposit premiums	13	21
Changes in other assets and liabilities, net	431	444

Total adjustments	2,653	1,614

Net cash provided by operating activities	2,843	2,348

Investing Activities:
Principal collections and maturities of securities available for sale	8,188	6,983
Principal collections and maturities of securities held to maturity	927	875
Purchases of securities available for sale	(10,140)	—
Redemption of Federal Home Loan Bank Stock, net	516	414
(Increase) decrease in interest bearing deposits with other banks, net	(2,926)	207
Loan purchases	—	(4,140)
Loan originations less principal collections, net	(3,240)	(2,413)
Purchases of premises and equipment	(595)	(588)

Net cash (used in) provided by investing activities	(7,270)	1,338

Financing Activities:
Sale of deposits	—	(10,421)
Increase (decrease) in other deposits	929	(7,115)
Decrease in securities sold under agreements to repurchase	(2,290)	(5,110)
Proceeds from FHLB advances	60,000	15,000
Repayment of FHLB advances	(47,590)	(10,187)
Net decrease in advance payments from borrowers for taxes and insurance	(832)	(1,081)
Purchase and retirement of Company stock	(6,120)	—

Net cash provided by (used in) financing activities	4,097	(18,914)

Decrease in cash and cash equivalents	(330)	(15,228)
Cash and cash equivalents at beginning of period	37,968	36,046

Cash and cash equivalents at end of period	$37,638	$20,818

Supplemental Disclosures:
Interest paid	$3,002	$3,106
Income taxes paid	—	423

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

OBA Bank (the “Bank”) is a community-oriented banking institution providing a variety of financial services to individuals and small businesses through its offices in Montgomery, Anne Arundel, and Howard Counties, Maryland. Its primary deposits are demand and time certificate accounts and its primary lending products are residential mortgage and commercial mortgage loans.

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

Operating results for the three and nine months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012 or any other interim period. The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes filed on Form 10-K for the fiscal year ended June 30, 2011.

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

Change in accounting estimate

During the Bank’s third fiscal quarter of 2012, Management evaluated its methodology to determine the adequacy of the allowance for loan losses. This evaluation was performed as a result of the rapidly changing economic conditions in our market area. As part of this evaluation, Management increased the number of periods utilized to determine loss factors for homogeneous pools of loans collectively evaluated and measured for impairment under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 450, “Contingencies,” from the most recent rolling eight quarters (two years) to the most recent rolling twelve quarters (three years) to better reflect the current credit environment. This change in accounting estimate was applied prospectively in accordance with FASB ASC 250, “Accounting Changes and Error Corrections.” The impact of this change resulted in an increase in the provision for loan losses of $123 thousand in the third fiscal quarter of 2012.

Reclassifications

From time to time, certain amounts in the prior period financial statements are reclassified to conform with current period presentation. Such reclassifications, if any, have no impact on consolidated net income or stockholders’ equity.

Recent Accounting Pronouncements

Accounting Standards Update 2011-05

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments improve the comparability, consistency and transparency of financial reporting to increase the prominence of items reported on other comprehensive income. The effective date is fiscal years and interim periods within those years beginning after December 15, 2011. Early application is permitted. This update is not expected to have an impact on the Company’s consolidated financial statements.

Accounting Standards Update 2011-10

In December, 2011, the FASB issued Accounting Standards Update (ASU) 2011-10, Derecognition of in Substance Real Estate — a Scope Clarification. This ASU clarifies previous guidance for situations in which a reporting entity would relinquish control of the assets of a subsidiary in order to satisfy the nonrecourse debt of the subsidiary. The ASU concludes that if control of the assets has been transferred to the lender, but not legal ownership of the assets; then the reporting entity must continue to include the assets of the subsidiary in its consolidated financial statements. The amendments in this ASU are effective for public entities for annual and interim periods beginning on or after June 15, 2012. Early adoption is permitted. The Company does not expect this ASU to have a significant impact on its consolidated financial statements.

Accounting Standards Update 2011-11

In December, 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, in an effort to improve comparability between U.S. GAAP and IFRS financial statements with regard to the presentation of offsetting assets and liabilities on the statement of financial position arising from financial and derivative instruments, and repurchase agreements. The ASU establishes additional disclosures presenting the gross amounts of recognized assets and liabilities, offsetting amounts, and the net balance reflected in the statement of financial position. Descriptive information regarding the nature and rights of the offset must also be disclosed. The amendments in this ASU are effective for public entities for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The Company does not expect this ASU to have a significant impact on its consolidated financial statements.

Accounting Standards Update 2011-12

In December, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The requirement in ASU 2011-05, Presentation of Comprehensive Income, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 for public companies. The Company does not expect this ASU to have a significant impact on its consolidated financial statements.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(In thousands)
Unrealized gains (losses) on available for sale securities	$113	$14	$109	$(425)
Tax effect	44	5	42	(166)

Net of tax amount	$69	$9	$67	$(259)

Accumulated other comprehensive income consists of the following:

	March 31, 2012	June 30, 2011
	(In thousands)

Unrealized gains on available for sale securities	$1,223	$1,114
Tax effect	477	435

Total	$746	$679

NOTE 3 — SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

March 31, 2012
Securities available for sale:
Debt Securities:
Residential mortgage-backed securities (1)	$36,194	$1,240	$—	$37,434
Trust preferred securities	75	—	(17)	58

Total debt securities available for sale	36,269	1,240	(17)	37,492
Equity Securities	50	—	—	50

Total securities available for sale	36,319	1,240	(17)	37,542

Securities held to maturity:
Debt Securities:
Residential mortgage-backed securities (1)	2,690	152	—	2,842

Total debt securities held to maturity	2,690	152	—	2,842

Total investment securities	$39,009	$1,392	$(17)	$40,384

June 30, 2011
Securities available for sale:
Debt Securities:
Residential mortgage-backed securities (1)	$34,547	$1,116	$—	$35,663
Trust preferred securities	117	—	(2)	115

Total debt securities available for sale	34,664	1,116	(2)	35,778
Equity Securities	50	—	—	50

Total securities available for sale	34,714	1,116	(2)	35,828

Securities held to maturity:
Debt Securities:
Residential mortgage-backed securities (1)	3,623	172	—	3,795

Total debt securities held to maturity	3,623	172	—	3,795

Total investment securities	$38,337	$1,288	$(2)	$39,623

(1)

All residential mortgage-backed securities were issued by United States government agencies including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company had no private label residential mortgage-backed securities at March 31, 2012 and June 30, 2011.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2012 are as follows:

	Available for sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Due after ten years	$75	$58	$—	$—
Residential mortgage-backed securities	36,194	37,434	2,690	2,842

Total	$36,269	$37,492	$2,690	$2,842

At March 31, 2012 and June 30, 2011, the market value of securities securing dealer and customer repurchase agreements was $14.3 million and $16.7 million, respectively.

Information pertaining to securities with gross unrealized losses at March 31, 2012 and June 30, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
			(In thousands)

March 31, 20112
Trust preferred security	$—	$—	$17	$58	$17	$58

June 30, 2011
Trust preferred security	$—	$—	$2	$115	$2	$115

At March 31, 2012, the Company’s sole trust preferred security is a variable rate pool of trust preferred securities issued by insurance companies or their holding companies. This position and the related unrealized loss in the trust preferred security is not material to the Company’s consolidated financial position or results of operations. The decline in the fair value of this security has been caused by (1) collateral deterioration due to failures and credit concerns across the financial services sector, (2) the widening of credit spreads for asset-backed securities, and (3) general illiquidity and, as a result, inactivity in the market for these securities. The Company has no intent or requirement to sell this security.

NOTE 4 — CREDIT QUALITY OF LOANS AND ALLOWANCE FOR LOAN LOSSES

Various Bank policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans include those loans characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans, or portions of loans, classified as loss are those considered uncollectible and of such little value that their continuance as an loan is not warranted. Since such loans are written off in full, the Bank will not have any such loans classified as loss at the end of a reporting period. Loans that do not expose the Bank to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are required to be designated as Special Mention.

The Bank maintains an allowance for loan losses at an amount estimated to equal all credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the statement of condition date. The Bank’s determination as to the classification of loans is subject to review by the Bank’s primary federal regulator, the Office of the Comptroller of the Currency (“OCC”). The Bank regularly reviews the loan portfolio to determine whether any loans require classification in accordance with applicable regulations.

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

Commercial real estate loans generally have greater credit risks compared to residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment expectations on loans secured by income-producing properties typically depend on the successful operation of the related business and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.

Commercial business loans generally have greater credit risks compared to residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment expectations on commercial business loans typically depend on the successful operation of the related business and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.

Generally, the Bank underwrites commercial real estate loans at a loan-to-value ratio of 75% or less and residential mortgage loans at a loan-to-value ratio not exceeding 80%. In the event that a loan becomes past due, management will conduct visual inspections of collateral properties and/or review publicly available information, such as online databases, to estimate property values. The Bank may request a formal third party appraisal for various reasons including, but not limited to, age of previous appraisal, changes in market condition, and changes in borrower’s condition. For loans initially determined to be impaired loans, the Bank generally utilizes the appraised property value in determining the appropriate specific allowance for loan losses attributable to a loan. In addition, changes in the appraised value of properties securing loans can result in an increase or decrease in the general allowance for loan losses as an adjustment to the historical loss experience due to qualitative and environmental factors.

The loan portfolio is evaluated on a quarterly basis and the allowance is adjusted accordingly. While the best information available is used to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the OCC will periodically review the allowance for loan losses. The OCC may require the Bank to recognize additions to the allowance based on its analysis of information available at the time of the examination.

The components of loans are as follows:

	March 31, 2012	June 30, 2011
	(In thousands)

Commerical business loans	34,482	36,041
Commercial real estate	120,177	108,756
Construction	1,337	1,180
Residential mortgages	94,086	97,285
Home equity loans and lines of credit	34,590	38,329

Loans	284,672	281,591
Net deferred commerical loan fees	(168)	(181)
Net deferred home equity costs	373	456

Loans net of deferred (fees) costs	284,877	281,866
Allowance for loan losses	2,664	2,246

Total loans, net	$282,213	$279,620

The following tables present the classes of the loan portfolio summarized by loan rating within the Bank’s internal risk rating system:

March 31, 2012:	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commerical business loans	$31,284	$84	$3,114	$—	$34,482
Commercial real estate	113,515	187	6,475	—	120,177
Construction	1,337	—	—	—	1,337
Residential mortgages	92,389	—	1,697	—	94,086
Home equity loans and lines of credit	34,573	—	17	—	34,590

Total	$273,098	$271	$11,303	$—	$284,672

June 30, 2011:	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commerical business loans	$33,199	$1,788	$1,054	$—	$36,041
Commercial real estate	98,084	3,687	6,985	—	108,756
Construction	1,180	—	—	—	1,180
Residential mortgages	96,588	—	697	—	97,285
Home equity loans and lines of credit	38,329	—	—	—	38,329

Total	$267,380	$5,475	$8,736	$—	$281,591

Loans are generally placed on non-accrual status when payment of principal or interest is 90 days or more delinquent. Loans are generally placed on non-accrual status if collection of principal or interest, in full, is in doubt. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed and further income is recognized only when full repayment of the loan is complete or the loan returns to accrual status, at which point income is recognized to the extent received. The loan may be returned to accrual status if both principal and interest payments are brought current, there has been a period of sustained performance (generally, six months), and full payment of principal and interest is expected.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due and non-accrual status:

March 31, 2012:	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable	Total Non-Accrual Loans
(In thousands)
Commerical business loans	$—	$—	$—	$—	$34,482	$34,482	$—
Commercial real estate	—	—	300	300	119,877	120,177	5,079
Construction	—	—	—	—	1,337	1,337	—
Residential mortgages	—	—	894	894	93,192	94,086	894
Home equity loans and lines of credit	—	—	17	17	34,573	34,590	92

Total	$—	$—	$1,211	$1,211	$283,461	$284,672	$6,065

June 30, 2011:	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable	Total Non-Accrual Loans
(In thousands)
Commerical business loans	$—	$—	$—	$—	$36,041	$36,041	$—
Commercial real estate	—	327	2,094	2,421	106,335	108,756	5,292
Construction	—	—	—	—	1,180	1,180	—
Residential mortgages	—	—	—	—	97,285	97,285	—
Home equity loans and lines of credit	198	75	—	273	38,056	38,329	—

Total	$198	$402	$2,094	$2,694	$278,897	$281,591	$5,292

There are no loans 90 days and over past due that are still accruing at the date indicated.

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

(2)	general allowances established for loan losses on a portfolio basis for loans that do not meet the definition of impaired loans. The portfolio is grouped into similar risk characteristics, primarily loan class. The Bank applies an estimated loss rate to each loan class. The loss rates applied are based upon loss experience adjusted, as appropriate, for the environmental factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions; and

(3)	unallocated allowances established to provide for probable losses that have been incurred as of the reporting date but are not reflected in the specific or general allowance. The unallocated component reflects the margin of imprecision inherent in the underlying assumptions used for estimating specific and general allowances.

Actual loan losses may be significantly more than the allowance for loan losses established, which could have a material negative effect on financial results.

The adjustments to historical loss experience are based on management’s evaluation of several qualitative and environmental factors, including:

•	changes in any concentration of credit (including, but not limited to, concentrations by geography, industry, or collateral type);

•	changes in the number and amount of non-accrual loans, watch list loans, and past due loans;

•	changes in national, state, and local economic trends;

•	changes to other external influences including, but not limited to, legal, accounting, peer, and regulatory changes;

•	changes in the types of loans in the loan portfolio;

•	changes in the experience and ability of personnel and management in the loan origination and loan servicing departments;

•	changes in the value of underlying collateral for collateral dependent loans;

•	changes in lending strategies; and

•	changes in lending policies and procedures.

The following table summarizes activity in the allowance for loan losses:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2012	2011	2012	2011
Balance at beginning of period	$2,619	$2,170	$2,246	$1,737
Provision for loan losses	270	189	646	592
Charge-offs	(225)	(171)	(243)	(171)
Recoveries	—	—	15	30

Balance at end of period	$2,664	$2,188	$2,664	$2,188

The following tables set forth the activity in and allocation of the allowance for loan losses by loan portfolio class for the three and nine months ended March 31, 2012 and 2011:

Three Months Ended March 31, 2012
	Commerical business loans	Commerical real estate	Construction	Residential mortgages	Home equity loans and lines of credit	Unallocated	Total
(In thousands)
Allowance for loan losses:
Beginning Balance	$622	$652	$2	$711	$414	$218	$2,619
Charge-offs	—	(152)	—	—	(73)	—	(225)
Recoveries	—	—	—	—	—	—	—
Provisions	6	253	2	(38)	37	10	270

Ending balance	$628	$753	$4	$673	$378	$228	$2,664

Nine Months Ended March 31, 2012
	Commerical business loans	Commerical real estate	Construction	Residential mortgages	Home equity loans and lines of credit	Unallocated	Total
(In thousands)
Allowance for loan losses:
Beginning Balance	$383	$706	$2	$528	$440	$187	$2,246
Charge-offs	—	(170)	—	—	(73)	—	(243)
Recoveries	—	—	—	—	15	—	15
Provisions	245	217	2	145	(4)	41	646

Ending balance	$628	$753	$4	$673	$378	$228	$2,664

Three Months Ended March 31, 2011
	Commerical business loans	Commerical real estate	Construction	Residential mortgages	Home equity loans and lines of credit	Unallocated	Total
(In thousands)
Allowance for loan losses:
Beginning Balance	$270	$1,021	$3	$500	$164	$212	$2,170
Charge-offs	—	(77)	—	(15)	(79)	—	(171)
Recoveries	—	—	—	—	—	—	—
Provisions	(30)	169	(1)	(201)	252	—	189

Ending balance	$240	$1,113	$2	$284	$337	$212	$2,188

Nine Months Ended March 31, 2011
	Commerical business loans	Commerical real estate	Construction	Residential mortgages	Home equity loans and lines of credit	Unallocated	Total
(In thousands)
Allowance for loan losses:
Beginning Balance	$237	$945	$2	$214	$175	$164	$1,737
Charge-offs	—	(77)	—	(15)	(79)	—	(171)
Recoveries	—	—	—	—	30	—	30
Provisions	3	245	—	85	211	48	592

Ending balance	$240	$1,113	$2	$284	$337	$212	$2,188

The following tables present the balance in the allowance for loan losses and the recorded in investment in loans by portfolio class and based on impairment method:

March 31, 2012:	Commerical business loans	Commerical real estate	Construction	Residential mortgages	Home equity loans and lines of credit	Unallocated	Total loans
(In thousands)
Allowance for Loan Losses:
Ending allowance balance related to loans:
Individually evaluated for impairment	$—	$—	$—	$90	$—	$—	$90
Collectively evaluated for impairment	628	753	4	583	378	228	2,574

Total ending allowance balance	$628	$753	$4	$673	$378	$228	$2,664

Loans:
Ending loan balance
Individually evaluated for impairment	$10	$6,475	$—	$1,184	$17		$7,686
Collectively evaluated for impairment	34,472	113,702	1,337	92,902	34,573		276,986

Total ending loan balance	$34,482	$120,177	$1,337	$94,086	$34,590		$284,672

June 30, 2011:	Commerical business loans	Commerical real estate	Construction	Residential mortgages	Home equity loans and lines of credit	Unallocated	Total loans
(In thousands)
Allowance for Loan Losses:
Ending allowance balance related to loans:
Individually evaluated for impairment	$—	$—	$—	$90	$—	$—	$90
Collectively evaluated for impairment	383	706	2	438	440	187	2,156

Total ending allowance balance	$383	$706	$2	$528	$440	$187	$2,246

Loans:
Ending loan balance
Individually evaluated for impairment	$—	$6,985	$—	$697	$—		$7,682
Collectively evaluated for impairment	36,041	101,771	1,180	96,588	38,329		273,909

Total ending loan balance	$36,041	$108,756	$1,180	$97,285	$38,329		$281,591

The following tables summarize information in regards to impaired loans by portfolio class as of and for the periods ended March 31, 2012 and 2011:

				March 31, 2012
	At March 31, 2012			Three Months Ended		Nine Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(In thousands)
With No Related Allowance Recorded:
Commercial business loans	$10	$10	$—	$10	$—	$5	$—
Commercial real estate	6,475	6,564	—	6,529	97	6,823	380
Residential mortgages	491	491	—	491	1	262	10
Home equity loans and lines of credit	17	90	—	17	—	8	1

Total with no allowance recorded	$6,993	$7,155	$—	$7,047	$98	$7,098	$391

With an Allowance Recorded:
Commercial business loans	$—	$—	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—	—	—
Residential mortgages	693	693	90	694	13	651	28
Home equity loans and lines of credit	—	—	—	—	—	—	—

Total with allowance recorded	$693	$693	$90	$694	$13	$651	$28

Total:
Commercial business loans	$10	$10	$—	$10	$—	$5	$—
Commercial real estate	6,475	6,564	—	6,529	97	6,823	380
Residential mortgages	1,184	1,184	90	1,185	14	913	38
Home equity loans and lines of credit	17	90	—	17	—	8	1

Total	$7,686	$7,848	$90	$7,741	$111	$7,749	$419

				March 31, 2011
	At March 31, 2011			Three Months Ended		Nine Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(In thousands)
With No Related Allowance Recorded:
Commercial business loans	$—	$—	$—	$—	$—	$32	$—
Commercial real estate	7,080	7,246	371	4,472	17	4,468	151
Residential mortgages	—	—	—	—	—	—	13
Home equity loans and lines of credit	—	—	—	—	—	—	—

Total with no allowance recorded	$7,080	$7,246	$371	$4,472	$17	$4,500	$164

With an Allowance Recorded:
Commercial business loans	$—	$—	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—	—	—
Residential mortgages	699	699	90	700	13	693	99
Home equity loans and lines of credit	—	—	—	—	—	—	—

Total with allowance recorded	$699	$699	$90	$700	$13	$693	$99

Total:
Commercial business loans	$—	$—	$—	$—	$—	$32	$—
Commercial real estate	7,080	7,246	371	4,472	17	4,468	151
Residential mortgages	699	699	90	700	13	693	112
Home equity loans and lines of credit	—	—	—	—	—	—	—

Total	$7,779	$7,945	$461	$5,172	$30	$5,193	$263

There were no troubled debt restructurings during the three month period ended March 31, 2012. The following table presents troubled debt restructurings occurring during the nine-month period ended March 31, 2012:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
(In thousands)
Troubled debt restructurings:
Commercial business loans	1	$104	$10
Commercial real estate	1	$3,198	$3,259
Residential mortgage	1	76	76

Total troubled debt restructurings	3	$3,378	$3,345

Generally, the Bank does not forgive principal or interest on loans or modify the interest rate on loans to rates that are below market rates based on the risks associated with the modified loans. Loans can be modified to make concessions to help a borrower remain current on the loan and to avoid foreclosure. These troubled debt restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to financial difficulties of the borrower. During the three and nine months ended March 31, 2012, no loans previously classified as troubled debt restructurings subsequently defaulted. The Bank identified no loans for which the allowance for loan losses had previously been measured under a general allowance for credit losses methodology that are now considered troubled debt restructurings in accordance with ASU No. 2011- 02.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Transfers between fair value hierarchy levels are recognized as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between fair value hierarchy levels for the three or nine months ended March 31, 2012 or 2011.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2012 and June 30, 2011 are as follows:

(In thousands)		(Level 1)
Description	March 31, 2012	Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Residential mortgage-backed securities (1)	$37,434	$—	$37,434	$—
Trust preferred securities	58	—	—	58
Equity securities	50	—	50	—

Securities available for sale	$37,542	$—	$37,484	$58

Description	June 30, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Residential mortgage-backed securities (1)	$35,663	$—	$35,663	$—
Trust preferred securities	115	—	—	115
Equity securities	50	—	50	—

Securities available for sale	$35,828	$—	$35,713	$115

(1)

All residential mortgage-backed securities were issued by United States government agencies including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company had no private label residential mortgage-backed securities at March 31, 2012 and June 30, 2011.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended March 31, 2012:

(In thousands)	Three Months Ended	Nine Months Ended

Beginning balance	$97	$115

Principal repayments	(32)	(42)
Unrealized losses included in other comprehensive income	(7)	(15)

Ending balance	$58	$58

Level 3 securities consist of one trust preferred security at March 31, 2012.

For assets measured at fair value on a nonrecurring basis at March 31, 2012 and June 30, 2011, the fair value measurements by level within the fair value hierarchy are as follows:

(In thousands)		(Level 1)
Description	March 31, 2012	Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$603	$—		$603

Real estate owned	$40	$—		$40

Description	June 30, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$607	$—		$607

Real estate owned	$105	$—		$105

The methods and assumptions used to estimate the fair values included in the above tables are included in the disclosures that follow.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate fair values at March 31, 2012 and June 30, 2011:

Cash and Cash Equivalents and Interest Bearing Securities with Other Banks (Carried at Cost)

The carrying amounts of cash and short-term instruments approximate fair value and are classified within level 1 of the fair value hierarchy.

Securities Available for Sale (Carried at Fair Value)

The fair values of securities available for sale, excluding trust preferred securities, are determined by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. Level 2 debt securities are valued by a third-party pricing service commonly used in the banking industry. Level 2 fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution date, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.

The market for pooled trust preferred securities is inactive. A significant widening of the bid/ask spreads in the markets in which these securities trade was followed by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and no new pooled trust preferred securities have been issued since 2007. Since there were limited observable market-based Level 1 and Level 2 inputs for trust preferred securities, the fair value of these securities was estimated using primarily unobservable Level 3 inputs. Fair value estimates for trust preferred securities were based on discounting expected cash flows using a risk-adjusted discount rate. The Company develops the risk-adjusted discount rate by considering the time value of money (risk-free rate) adjusted for an estimated risk premium for bearing the uncertainty in future cash flows and, given current adverse market conditions, a liquidity adjustment based on an estimate of the premium that a market participant would require assuming an orderly transaction. Management determined that sensitivity to inputs are not significant due to the immaterial nature of trust preferred securities as a level 3 asset.

Securities Held to Maturity (Carried at Amortized Cost)

The fair values of securities held to maturity are determined by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. Level 2 debt securities are valued by a third-party pricing service commonly used in the banking industry. Level 2 fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution date, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.

Federal Home Loan Bank Stock (Carried at Cost)

The carrying amount of Federal Home Loan Bank stock approximates fair value and considers the limited marketability of such securities.

Loans Receivable (Carried at Cost)

The fair values of loans (except impaired loans) are estimated using discounted cash flow analyses which use market rates at the statement of condition date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. Loans are classified within level 3 of the fair value hierarchy.

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those for which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value of real estate collateral is generally determined based upon independent third-party appraisals of the properties, which consider sales prices of similar properties in the proximate vicinity or by discounting expected cash flows from the properties by an appropriate risk adjusted discount rate. Fair value of collateral other than real estate is based on an estimate of the liquidation proceeds. Impaired loans are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances net of a valuation allowance. The appraisals generally include various level 3 inputs which are not observable.

Real Estate Owned (Carried at Lower of Cost or Fair Value less Estimated Selling Costs)

Fair values of foreclosed assets are based on independent third party appraisals of the properties or discounted cash flows based upon the expected sales proceeds from disposition of the assets. These values were generally determined based on the sales prices of similar properties in the proximate vicinity. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The appraisals generally include various level 3 inputs which are not identifiable. Management determined that sensitivity to inputs are not significant due to the immaterial nature of the real estate owned as a level 3 asset.

Mortgage Servicing Rights (Carried at Lower of Cost or Fair Value)

At origination, the Company estimates the fair value of mortgage servicing rights at 1% of the principal balances of loans sold. The Company amortizes that amount over the estimated period of servicing revenues or charges the entire amount to income upon prepayment of the related loan. Due to the immaterial balance of mortgage servicing rights, the Company did not perform any further analysis or estimate their fair values. Therefore, the Company has disclosed that the carrying amounts of mortgage servicing rights approximate fair value. Mortgage servicing rights are classified within level 3 of the fair value hierarchy. Management determined that sensitivity to inputs are not significant due to the immaterial nature of the Mortgage servicing rights as a level 3 asset.

Deposit Liabilities (Carried at Cost)

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities. Deposits are classified within level 1 of the fair value hierarchy.

Federal Home Loan Bank Advances (Carried at Cost)

Fair values of FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms, and remaining maturity. These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party. Federal Home Loan Bank Advances are classified within level 2 of the fair value hierarchy.

Securities Sold Under Agreement to Repurchase (Carried at Cost)

The carrying amounts of securities sold under agreements to repurchase approximate fair value for short-term obligations. The fair values for longer term repurchase agreements are based on current market interest rates for similar transactions. Securities sold under agreement to repurchase are classified within level 2 of the fair value hierarchy.

Accrued Interest Receivable and Payable (Carried at Cost)

The carrying amounts of accrued interest approximate fair value. Accrued Interest Receivable and Payable are classified within level 2 of the fair value hierarchy.

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

Quantitative information about Level 3 Fair Value Measurement at March 31, 2012 is included in the table below:

(In thousands)
	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Inputs	Estimated Range

Impaired loans	$603	Appraisal of collateral	Appraisal adjustments	0.0% to -25.0%
			Liquidation expenses	-3.0% to -5.0%

The estimated fair values of the Company’s financial instruments were as follows:

(In thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy at March 31, 2012
			Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Cash and cash equivalents	$37,638	$37,638	$37,638	$—	$—
Interest bearing deposits with other banks	9,984	9,984	9,984	—	—
Securities available for sale	37,542	37,542	—	37,484	58
Securities held to maturity	2,690	2,842	—	2,842	—
Federal Home Loan Bank stock	2,471	2,471	—	2,471	—
Loans receivable, net	282,213	288,134	—	—	288,134
Accrued interest receivable	1,162	1,162	—	1,162	—
Mortgage servicing rights	80	80	—	—	80

Financial liabilities:
Deposits	257,960	256,601	189,846	66,755	—
Securities sold under agreements to repurchase	13,276	13,420	—	13,420	—
Federal Home Loan Bank Advances	42,028	44,784	—	44,784	—
Accrued interest payable	153	153	—	153	—

Off-Balance sheet financial instruments	—	—	—	—	—

(In thousands)	June 30, 2011
	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$37,968	$37,968
Interest bearing deposits with other banks	7,058	7,058
Securities available for sale	35,828	35,828
Securities held to maturity	3,623	3,795
Federal Home Loan Bank stock	2,987	2,987
Loans receivable, net	279,620	288,282
Accrued interest receivable	1,208	1,208
Mortgage servicing rights	88	88

Financial liabilities:
Deposits	257,031	257,981
Securities sold under agreements to repurchase	15,566	15,780
Federal Home Loan Bank Advances	29,618	32,241
Accrued interest payable	276	276

Off-Balance sheet financial instruments	—	—

NOTE 6 — GUARANTEES

The Company has not issued any guarantees that would require liability recognition or disclosure other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of March 31, 2012, the Company had $421 thousand of outstanding letters of credit. Management believes the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. Management believes the current amount of the liability as of March 31, 2012 for guarantees under letters of credit issued is not material.

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

The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 20 year term of the loan with funds from the Bank’s contributions to the ESOP and dividends payable on the stock, if any. The interest rate on the ESOP loan adjusts annually and is the prime rate on the first business day of the calendar year, as published in The Wall Street Journal.

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. Total ESOP shares may be reduced as a result of employees leaving the Company; shares that have previously been released to those exiting employees may be removed from the plan and transferred to that employee. As shares are committed to be released from the suspense account, the Bank reports compensation expense based on the average fair value of shares committed to be released with a corresponding credit to stockholders’ equity. Compensation expense recognized for the nine months ended March 31, 2012 and 2011 amounted to $200 thousand and $172 thousand, respectively. Compensation expense recognized for the three months ended March 31, 2012 and 2011 amounted to $66 thousand and $65 thousand, respectively.

Shares held by the ESOP trust at March 31, 2012 and 2011 were as follows:

	March 31,
	2012	2011

Allocated shares	40,541	23,144
Unallocated shares	328,641	347,156

Total ESOP shares	369,182	370,300

Fair value of unallocated shares, in thousands	$4,683	$5,041

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the plan is 648,025. Total share-based compensation expense for the nine months ended March 31, 2012 was $627 thousand. Total share-based compensation expense for the three months ended March 31, 2012 was $232 thousand.

Stock Options

The table below presents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at June 30, 2011	—	$—
Granted	272,150	14.79
Exercised	—	—
Forfeited	—	—
Expired	—	—
Options outstanding at March 31, 2012	272,150	$14.79	9.3

As of March 31, 2012, the Company had $847 thousand of unrecognized compensation costs related to stock options. The cost of stock options will be amortized in equal annual installments over the five-year vesting period. There were no options vested in the three or nine months ended March 31, 2012. Stock option expense for the three and nine months ended March 31, 2012 was $49 thousand and $129 thousand, respectively. The aggregate grant date fair value of the stock options was $976 thousand.

The fair value of the Company’s stock options was determined using the Black-Scholes option pricing formula. The following ranges of assumptions were used in the formula:

Expected volatility	19.09% - 52.59%
Risk-free interest rate	1.17% - 2.11%
Expected dividends	1.62% - 1.62%
Expected life (in years)	6.50 - 6.50
Exercise price for the stock options	$14.35 - $14.81
Grant date fair value for the stock options	$3.40 - $7.63

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

Expected life — Based on a weighted-average of the five year vesting period and the ten year contractual term of the stock option plan.

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

The table below presents the restricted stock award activity for the period shown:

	Service-Based Restricted stock awards	Weighted average grant date fair value	Performance-Based Restricted stock awards	Weighted average grant date fair value	Total Restricted stock awards	Weighted average grant date fair value
Non-vested at June 30, 2011	—	$—	—	$—	—	$—
Granted	136,363	14.77	111,090	14.81	247,453	14.79
Vested	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Non-vested at March 31, 2012	136,363	$14.77	111,090	$14.81	247,453	$14.79

As of March 31, 2012, the Company had $3.2 million of unrecognized compensation cost related to restricted stock awards. The cost of the restricted stock awards will be amortized in equal annual installments over the five-year vesting period. The vesting of the performance-based stock awards is contingent upon meeting certain company-wide performance goals. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed. Restricted stock expense for the nine months ended March 31, 2012 was $498 thousand. Restricted stock expense for the three months ended March 31, 2012 was $183 thousand.

NOTE 9 — EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period exclusive of unallocated ESOP shares and unvested restricted stock. Stock options and unvested restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would have a dilutive effect if converted to common stock, computed using the Treasury Stock method. The table below sets forth the dilutive effect of the stock options and unvested restricted shares. The Company had no potentially dilutive common shares for the three and nine month periods ended March 31, 2011.

	Three Months Ended March 31		Nine Months Ended March 31
(Dollars in thousands, except share data)	2012	2011	2012	2011

Net income	$20	$199	$190	$734

Weighted average number of shares used in:
Basic earnings per share	3,864,229	4,277,016	3,994,788	4,272,353
Diluted common stock equivalents:
Restricted stock	20,303	—	10,657	—

Diluted earnings per share	3,884,532	4,277,016	4,005,445	4,272,353

Net income per common share, basic	$0.01	$0.05	$0.05	$0.17

Net income per common share, diluted	$0.01	$0.05	$0.05	$0.17

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

External processing fees are paid to third parties primarily for data processing services.

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

Comparison of Financial Condition at March 31, 2012 and June 30, 2011

Assets. Total assets increased $5.4 million, or 1.4%, to $391.8 million at March 31, 2012 from $386.4 million at June 30, 2011. The increase was primarily due to an increase in loans and interest bearing deposits with other banks partially offset by an increase in the allowance for loan losses.

Cash and Cash Equivalents. At March 31, 2012, cash and cash equivalents decreased by $330 thousand, to $37.6 million from $38.0 million at June 30, 2011. Cash held at the Federal Reserve Bank of Richmond decreased by $7.9 million while federal funds sold to other financial institutions increased $7.6 million.

Loans. At March 31, 2012, total gross loans were $284.9 million, an increase of $3.0 million, or 1.1%, as compared to $281.9 million at June 30, 2011. The commercial loan portfolio increased $10.0 million to $155.8 million at March 31, 2012 from $145.8 million at June 30, 2011 as the Company continued its focus on the commercial loan portfolios. This increase was offset by decreases of $3.2 million and $3.7 million in the residential mortgage loan and home equity loan and line of credit portfolios, respectively. For further detail, see “Note 4 — Credit Quality of Loans and Allowance for Loan Losses” in the accompanying financial statements.

Allowance for Loan Losses.

The following table summarizes activity in the allowance for loan losses:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2012	2011	2012	2011
Balance at beginning of period	$2,619	$2,170	$2,246	$1,737
Provision for loan losses	270	189	646	592
Charge-offs	(225)	(171)	(243)	(171)
Recoveries	—	—	15	30

Balance at end of period	$2,664	$2,188	$2,664	$2,188

Ratios:
Net charge-offs to average loans	0.32%	0.25%	0.11%	0.07%
Allowance for loan losses to loans	0.94	0.77	0.94	0.77

At March 31, 2012, the allowance for loan losses was $2.6 million compared with $2.2 million at June 30, 2011 and $2.2 million at March 31, 2011. The allowance for loan losses as a percentage of total loans at March 31, 2012 was 0.94% compared to 0.80% at June 30, 2011 and 0.77% at March 31, 2011. Net charge-offs as a percentage of average loans was 0.32% for the three months ended March 31, 2012 and 0.11% for the nine months ended March 31, 2012. At March 31, 2012, the Bank had $7.0 million in impaired loans as compared to $7.7 million at June 30, 2011. Total impaired loans are primarily made up of two loan relationships with not-for-profit entities that have collateral values well in excess of the loan value. Based on the value of the collateral, no specific allowances are required for these loans. For more information on the loan portfolios see “Loans” in “Comparison of Financial Condition at March 31, 2012 and June 30, 2011.”

Non-performing Assets. Loans are generally placed on non-accrual status when payment of principal or interest is 90 days or more delinquent unless well secured and in the process of collection. Loans can also be placed on non-accrual status if collection of principal or interest in full is in doubt. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if both principal and interest payments are brought current, there has been a period of sustained performance (generally, six months), and full payment of principal and interest is expected. At March 31, 2012 and June 30, 2011, the Company had $6.1 million and $5.4 million in total non-performing assets, respectively. Primarily, these totals represent commercial real estate and residential mortgage loans. Of the $6.1 million in non-performing assets the Company reported at March 31, 2012, $3.3 million were also troubled debt restructurings.

The following table summarizes non-performing assets:

(dollars in thousands)	March 31, 2012	June 30, 2011
Non-performing assets
Non-accrual loans:
Commercial real estate	$5,079	$5,292
Residential mortgages	894	—
Home equity loans and lines of credit	92	—

Total non-accrual loans	6,065	5,292
Other real estate owned	40	105

Total non-performing assets	$6,105	$5,397

Asset quality ratios:
Non-performing loans to total loans	2.13%	1.88%
Non-performing assets to total assets	1.56	1.40

The non-performing loans to total loans ratio increased 25 basis points from 1.88% at June 30, 2011 to 2.13% at March 31, 2012 and the non-performing assets to total assets ratio increased 16 basis points from 1.40% at June 30, 2011 to 1.56% at March 31, 2012. Both ratios increased primarily as a result of a two residential mortgage loans and two home equity lines of credit moving to non-accrual status at December 31, 2011. The four loans comprised a total of three relationships. For further detail, see “Note 4 — Credit Quality of Loans and Allowance for Loan Losses” in the accompanying financial statements.

Troubled Debt Restructurings. At March 31, 2012 and June 30, 2011, the Bank had $5.6 million and $2.8 million of modified loans, respectively, which were considered troubled debt restructurings. At March 31, 2012, the Bank had $726 thousand in residential mortgage loans that were considered troubled debt restructurings and $4.8 million in commercial real estate loans that were considered troubled debt restructurings. At June 30, 2011, the Bank had $731 thousand in residential mortgage loans and home equity loans and lines of credit that were considered troubled debt restructurings and $2.0 million in commercial real estate loans that were considered troubled debt restructurings. Of the $5.6 million in modified loans considered troubled debt restructurings, $3.3 million were also non-performing loans. For further detail, see “Note 4 — Credit Quality of Loans and Allowance for Loan Losses” in the accompanying financial statements.

Securities. At March 31, 2012, the securities portfolio totaled $40.2 million, or 10.3% of total assets, as compared to $39.5 million, or 10.2% of total assets, at June 30, 2011.

Deposits. At March 31, 2012, deposits increased $929 thousand, or 0.4%, to $258.0 million from $257.0 million at June 30, 2011. Total certificates of deposit decreased $844 thousand including a decrease in brokered deposits of $12.8 million. In addition, total checking accounts increased $14.9 million while total money market accounts decreased $13.6 million.

Borrowings. At March 31, 2012, total borrowings increased $10.1 million, or 22.4%, to $55.3 million from $45.2 million at June 30, 2011. Repurchase agreements decreased $2.3 million, or 14.7%, to $13.3 million at March 31, 2012. At March 31, 2012, Federal Home Loan Bank advances totaled $42.0 million, an increase of $12.4 million from June 30, 2011 primarily due to an increase in short term advances.

At March 31, 2012, the Company had access to additional Federal Home Loan Bank advances of up to $52.9 million.

Equity. Equity totaled $75.8 million and $80.9 million at March 31, 2012 and June 30, 2011, respectively. The decrease of $5.0 million was primarily the result of the continuation of the Company’s share repurchase program. At March 31, 2012, the Company had repurchased 452,200 shares of its common stock of the 462,875 shares approved in its initial share repurchase program. The Company’s Board of Directors adopted a second stock repurchase program, previously disclosed in the Company’s 8-K filed on March 21, 2012, to begin at the conclusion of the initial program.

Capital and Liquidity. The Bank intends to maintain a strong capital position that supports its strategic goals while exceeding regulatory standards. At March 31, 2012, the Bank met the definition of a “well-capitalized” institution by exceeding all regulatory minimum capital requirements. The following tables summarize the Consolidated and Bank capital ratios:

	Ratios at
	March 31, 2012	June 30, 2011	“Well-Capitalized” Minimums

Consolidated Capital Ratios:

Total Capital to risk-weighted assets	30.26%	33.16%	—

Tier 1 Capital to risk-weighted assets	29.22%	32.26%	—

Tier 1 Leverage	19.22%	20.81%	—

Bank Capital Ratios:

Total Capital to risk-weighted assets	24.16%	24.40%	10.00%

Tier 1 Capital to risk-weighted assets	23.12%	23.49%	6.00%

Tier 1 Leverage	15.21%	15.15%	5.00%

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

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

General. Net income decreased $179 thousand to $20 thousand for the three months ended March 31, 2012 from net income of $199 thousand for the three months ended March 31, 2011. The decrease in net income was primarily a result of an increase in non-interest expense of $114 thousand, a decrease in non-interest income of $22 thousand, and an increase in the provision for loan losses of $81 thousand offset by an increase in net interest income of $28 thousand.

Net Interest Income. Net interest income increased by $28 thousand, to $3.1 million for the three months ended March 31, 2012, effectively unchanged from $3.1 million for the three months ended March 31, 2011. Total interest expense decreased $135 thousand, or 14.3%, to $810 thousand for the three months ended March 31, 2012 as compared to $945 thousand for the three months ended March 31, 2011. The decrease in interest expense was primarily the result of the Bank decreasing deposit rates while maintaining its competitive position within the local market, paying off several higher costing term Federal Home Loan Bank advances, and increasing lower costing short term Federal Home Loan Bank advances. Interest and dividend income decreased by $107 thousand to $3.9 million for the three months ended March 31, 2012. This decrease is primarily due to lower yields in the loan portfolios.

The net interest margin was 3.63% for the three months ended March 31, 2012 compared to 3.92% for the three months ended March 31, 2011. The decrease in the net interest margin was primarily a result of a decrease in average net interest-earning assets and a decrease in the total interest-earning asset average yield of 55 basis points as compared to a decrease in the total interest bearing liability yield of 39 basis points. Net interest-earning assets decreased $5.8 million as average interest-earning assets increased $26.2 million to $347.5 million for the period ended March 31, 2012 compared to $321.3 million for the period ended March 31, 2011 and average interest-bearing liabilities increased $32.0 million to $276.3 million for the period ended March 31, 2012 as compared to $244.3 million for the period ended March 31, 2011.

Interest and Dividend Income. Interest and dividend income decreased $107 thousand to $3.9 million from $4.1 million for the three months ended March 31, 2012 and March 31, 2011, respectively. Interest income on loans decreased $155 thousand and was offset by an increase in interest income on investment securities and fed funds sold of $48 thousand for the three months ended March 31, 2012.

The average yield on loans decreased 26 basis points, to 5.16% for the three months ended March 31, 2012 from 5.42% for the three months ended March 31, 2011. Total average loans were effectively unchanged at $282.8 million, reflecting an average balance increase in commercial loans of $13.7 million to $153.3 million for the three months ended March 31, 2012 offset by a decrease in average residential mortgage loans of $8.5 million to $94.2 million and a decrease in average consumer loans of $5.4 million to $35.3 million for the three months ended March 31, 2012 as compared to $102.7 million and $40.7 million, respectively, for the three months ended March 31, 2011.

The average yield on securities decreased 78 basis points to 2.24% for the three months ended March 31, 2012 from 3.02% for the three months ended March 31, 2011, reflecting continued low market interest rates and repayments of higher yielding securities within the mortgage backed securities portfolio.

Interest Expense. Interest expense decreased $135 thousand to $810 thousand from $945 thousand for the three months ended March 31, 2012 and March 31, 2011, respectively. Deposit expense decreased by $112 thousand to $484 thousand for the three months ended March 31, 2012 as the average rate paid on deposits decreased 37 basis points to 0.86% for the three months ended March 31, 2012 from 1.23% for three months ended March 31, 2011.

Interest expense on borrowings decreased $23 thousand to $326 thousand for the three months ended March 31, 2012 from $349 thousand for the three months ended March 31, 2011. The average cost of borrowings decreased 22 basis points to 2.39% for the three months ended March 31, 2012 as a result of paying off several higher costing term Federal Home Loan Bank advances and replacing those with lower costing short term Federal Home Loan Bank advances.

Provision for Loan Losses. The Company’s provision for loan losses for the three months ended March 31, 2012 was $270 thousand, an increase of $81 thousand from $189 thousand for the three months ended March 31, 2011. During the three months ended March 31, 2012, the Company partial charged-offs of two loans in the amount $225 thousand. For further discussion related to the provision for loan losses, see “Allowance for Loan Losses” in the “Comparison of Financial Condition at March 31, 2012 and June 30, 2011.” For further discussions related to loan portfolio performance, see “Non-performing Assets” in the “Comparison of Financial Condition at March 31, 2012 and June 30, 2011” and Note 4 of the notes to the consolidated financial statements.

Non-Interest Income. The following table summarizes changes in non-interest income:

	Three Months Ended March 31,		Change
	2012	2011	$	%
	(In thousands)

Customer service fees	$90	$91	$(1)	(1.1)%
Loan servicing fees	7	10	(3)	(30.0)
Bank owned life insurance income	73	78	(5)	(6.4)
Other non-interest income	32	15	17	113.3

Non-interest income before net gains (losses)	202	194	8	4.1

Net gain on sale of loans	—	4	(4)	(100.0)
Net gain on sale of deposits	—	80	(80)	(100.0)
Write-down of other real estate property	(34)	(88)	54	(61.4)

Net losses	(34)	(4)	(30)	—

Total non-interest income	$168	$190	$(22)	(11.6)

Total non-interest income decreased $22 thousand to $168 thousand for the three months ended March 31, 2012 as compared to $190 thousand for the three months ended March 31, 2011. This decrease is primarily the result of the gain on the sale of deposits related to the Bank’s Washington D.C. branch during the three months ended March 31, 2011 offset by the decrease in the partial write-down of the Bank’s lone other real estate owned property.

Non-Interest Expense. The following table summarizes changes in non-interest expense:

	Three Months Ended March 31,		Change
	2012	2011	$	%
	(In thousands)

Salaries and employee benefits	$1,760	$1,563	$197	12.6%
Occupancy and equipment	394	415	(21)	(5.1)
Data processing	220	199	21	10.6
Directors’ fees	91	74	17	23.0
FDIC assessments	75	52	23	44.2
Other non-interest expense	398	521	(123)	(23.6)

Total non-interest expense	$2,938	$2,824	$114	4.0

Total non-interest expense increased $114 thousand, or 4.0% to $2.9 million for the three months ended March 31, 2012 from $2.8 million for the three months ended March 31, 2011 primarily due to increased salaries and employee benefits, Directors’ fees, and FDIC assessments offset by a decrease in other non-interest expense and occupancy and equipment. Salaries and employee benefits increased $197 thousand, or 12.6%, to $1.8 million for the three months ended March 31, 2012 from $1.6 million for the three months ended March 31, 2011. The increase is primarily a result of additions to staff and grants under the approved equity incentive plan as disclosed in Note 8 of the notes to the consolidated financial statements. Salaries and employee benefits include those additional salaries, as well as, the associated benefits and required taxes. Directors’ fees increased primarily due to the addition of one director. FDIC assessments increased due to an increase in average total assets of $34.7 million to $385.7 million at March 31, 2012 as compared to March 31, 2011. Occupancy and equipment decreased $21 thousand primarily due to the sale of the Bank’s Washington D.C. branch in the three months ended March 31, 2011. Other non-interest expense decreased primarily due to the decrease in legal fees associated with the sale of the Bank’s Washington D.C. branch, accounting and regulatory fees associated with the initiation of the Bank’s internal control review program, advertising fees associated with the Bank’s money market deposit promotion, communication expenses due to changes in and elimination of several vendors, and consulting fees related to various customer products and information technology initiatives included in the three months ended March 31, 2011 as compared to the three months ended March 31, 2012.

Income Taxes. The Company recorded an income tax expense of $76 thousand for the three months ended March 31, 2012, reflecting an effective tax rate of 79.2%, compared to income tax expense of $86 thousand for the three months ended March 31, 2011, reflecting an effective tax rate of 30.2%. The difference between the effective tax rate and statutory rate is primarily due to an adjustment of $40 thousand which was recorded during the period related to the Employee Stock Ownership Plan to reflect the expected non-deductible nature of this expense and properly adjust deferred tax assets. The remaining difference from the effective tax rate to the statutory tax rate reflects the amount of income received from bank-owned life insurance, which is tax-exempt for federal and state tax purposes, relative to total pre-tax income for each period.

Comparison of Operating Results for the Nine Months Ended March 31, 2012 and 2011

General. Net income was $190 thousand and $734 thousand for the nine months ended March 31, 2012 and 2011, respectively, a decrease of $544 thousand. The decrease in net income was primarily a result of an increase in non-interest expense of $502 thousand, or 6.1%, and decrease in non-interest income of $200 thousand, or 26.6%.

Net Interest Income. Net interest income was unchanged at $9.2 million for the nine months ended March 31, 2012 and March 31, 2011. Interest expense decreased $254 thousand, or 8.1%, for the nine months ended March 31, 2012 primarily as a result of the repayment of several long-term higher costing Federal Home Loan Bank advances, the maturity of higher costing brokered certificates of deposit, and lower deposit rates while maintaining the Bank’s competitive position within the local market. Interest and dividend income decreased as a result of low market interest rates which reduced the average yields on the loan and investment portfolios.

The net interest margin was 3.58% for the nine months ended March 31, 2012, compared to 3.71% for the nine months ended March 31, 2011. The reduction in net interest margin was primarily the result of a decrease in net interest-earning assets and a 27 basis point decrease on total average interest earning assets offset by a 26 basis point decrease in total average interest bearing liabilities.

Interest and Dividend Income. Interest and dividend income decreased $252 thousand, or 2.1%, to $12.0 million for the nine months ending March 31, 2012 as compared to $12.3 million for the nine months ending March 31, 2011. Interest income on loans decreased $271 thousand, or 2.4%, to $11.1 million for the nine months ended March 31, 2012 as compared to $11.4 million for the nine months ended March 31, 2011, as the average yield on loans decreased 12 basis points, to 5.27% for the nine months ended March 31, 2012 from 5.39% for the nine months ended March 31, 2011, reflecting decreases in residential mortgage loans and home equity loans and lines of credit partially offset by an increase in commercial loans. Total average loans were lower at $280.8 million for the nine months ended March 31, 2012 as compared to $281.6 million for the nine months ended March 31, 2011, a slight decrease of $803 thousand. Average balances decreased in residential mortgage and consumer loans by $16.4 million and $4.3 million, respectively, for the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011. Average commercial loans increased $19.9 million reflecting the continued focus on commercial loan origination. Commercial loans generally carry higher yields and variable rates which assist in managing interest rate risk. The reduction in the residential mortgage loan portfolio resulted from management’s previous decision to sell newly-originated, longer-term (primarily 30 year) fixed-rate residential mortgage loans, as well as prepayments exceeding other originations that were held in the portfolio. The average balance of residential mortgage loans was $95.3 million and $111.7 million for the nine months ended March 31, 2012 and 2011, respectively.

Interest income on securities decreased $21 thousand to $819 thousand for the nine months ended March 31, 2012 from $840 thousand for the nine months ended March 31, 2011, as the average yield on securities decreased 73 basis points to 2.24% for the nine months ended March 31, 2012 from 2.97% for the nine months ended March 31, 2011, reflecting continued low market interest rates and prepayments within the mortgage backed securities portfolio.

Interest Expense. Interest expense decreased $254 thousand, or 8.1%, to $2.9 million for the nine months ended March 31, 2012 from $3.1 million for the nine months ended March 31, 2011. Interest expense on borrowings decreased $212 thousand, primarily due to the repayment of long-term higher costing Federal Home Loan Bank advances. The average balance of borrowings decreased $5.2 million to $49.0 million for the nine month period ended March 31, 2012. Deposit interest expense decreased $42 thousand to $1.9 million for the nine months ended March 31, 2012. The average balance of deposits increased $28.3 million to $228.4 million for the nine months ended March 31, 2012 due to increases in most core deposit products. Continued low market rates allowed for the reduction of the Bank’s deposit rates while maintaining its competitive position within the local market.

Provision for Loan Losses. The Company’s provision for loan losses for the nine months ended March 31, 2012 was $646 thousand, an increase of $54 thousand from $592 thousand in the nine months ended March 31, 2011. For further discussion related to the provision for loan losses, see “Allowance for Loan Losses.” For a further discussion related to loan portfolio performance, see “Non-performing Assets.”

Non-Interest Income. The following table summarizes changes in non-interest income:

	Nine Months Ended March 31,		Change
	2012	2011	$	%
	(In thousands)

Customer service fees	$273	$311	$(38)	(12.2)%
Loan servicing fees	23	32	(9)	(28.1)
Bank owned life insurance income	223	226	(3)	(1.3)
Other non-interest income	91	91	—	—

Non-interest income before net gains (losses)	610	660	(50)	(7.6)

Net gain on sale of loans	6	99	(93)	(93.9)
Net gain on sale of deposits	—	80	(80)	(100.0)
Write-down of other real estate property	(65)	(88)	23	(26.1)

Net gains (losses)	(59)	91	(150)	(164.8)

Total non-interest income	$551	$751	$(200)	(26.6)

Total non-interest income decreased $200 thousand to $551 thousand from $751 thousand for the nine months ended March 31, 2012 and 2011, respectively. The decrease is primarily the result of a reduction in customer service fees and less gains on sale of loans and deposits offset by a smaller write-down on the Bank’s sole other real estate owned property. The reduction in the gain on sale of loans was a result of limited loan sales during the period. The reduction in the gain on sale of deposits was a result of the sale of the Bank’s Washington D.C. branch as included in the nine month period ended March 31, 2011.

Non-Interest Expense. The following table summarizes changes in non-interest expense:

	Nine Months Ended March 31,		Change
	2012	2011	$	%
	(In thousands)

Salaries and employee benefits	$5,165	$4,473	$692	15.5%
Occupancy and equipment	1,179	1,336	(157)	(11.8)
Data processing	570	537	33	6.1
Directors’ fees	260	241	19	7.9
FDIC assessments	211	200	11	5.5
Other non-interest expense	1,343	1,439	(96)	(6.7)

Total non-interest expense	$8,728	$8,226	$502	6.1

Total non-interest expense increased $502 thousand to $8.7 million from $8.2 million for the nine months ended March 31, 2012 and 2011, respectively, primarily due to increased salaries and employee benefits and Directors’ fees offset by decreases in occupancy and equipment and other non-interest expense. Salaries and benefits increased $692 thousand, or 15.5%, to $5.2 million for the nine months ended March 31, 2012 from $4.5 million for the nine months ended March 31, 2011. The increase is primarily a result of additions to staff and grants under the approved equity incentive plan as disclosed in Note 8 of the notes to the consolidated financial statements. Salaries and employee benefits include those additional salaries, as well as, the associated benefits and required taxes. Occupancy and equipment decreased $157 thousand, or 11.8%, from $1.3 million for the nine months ended March 31, 2011 to $1.2 million for the nine months ended March 31, 2012. The decrease was primarily the result of a reduction in rent expense as a result of the sale of the Bank’s Washington D.C. branch in the nine months ended March 31, 2011. Other non-interest expense decreased $96 thousand, or 6.7%, to $1.3 million from $1.4 million for the nine months ended March 31, 2012 and 2011. The decrease was primarily the result of accounting and regulatory fees associated with the initiation of the Bank’s internal control review program, communication expenses due to changes in and elimination of several vendors, and consulting fees related to information technology initiatives included in the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2012.

Income Taxes. The Company recorded an income tax expense of $139 thousand for the nine months ended March 31, 2012, reflecting an effective tax rate of 42.2%, compared to income tax expense of $349 thousand for the nine months ended March 31, 2011, reflecting an effective tax rate of 32.2%. The difference between the effective tax rate and statutory rate is primarily due to an adjustment of $40 thousand which was recorded during the period related to Employee Stock Ownership Plan to reflect the expected non-deductible nature of this expense and properly adjust deferred tax assets. The remaining difference from the effective tax rate to the statutory tax rate reflects the amount of income received from bank-owned life insurance, which is tax-exempt for federal and state tax purposes, relative to total pre-tax income for each period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required, as the Registrant is a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2012. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of March 31, 2012, the Company was not subject to any legal actions, the outcome of which was expected to have a material effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Not required, as the Registrant is a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information in connection with repurchases of the Company’s shares of common stock for the period of January 1, 2012 through March 31, 2012. On May 19, 2011, the Board of Directors authorized the repurchase of up to 462,875 shares, or 10% of the Company’s common stock. The repurchase authorization has no expiration date. On March 16, 2012, the Board of Directors authorized the repurchase of up to 208,294 shares, or 5% of the Company’s common stock outstanding at the completion of the repurchase program approved on May 19, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May yet be Purchased Under the Plans or Programs

Janaury 1, 2012 through Janaury 31, 2012	7,600	$14.41	7,600	37,375
February 1, 2012 through Febrauary 29, 2012	15,600	14.21	15,600	21,775
March 1, 2012 through March 31, 2012	11,100	14.24	11,100	10,675

Total	34,300	14.26	34,300	10,675

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

N/A

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Exhibit Index” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OBA FINANCIAL SERVICES, INC.
(Registrant)

Date: May 15, 2012	/S/ CHARLES E. WELLER
Charles E. Weller
President and Chief Executive Officer

Date: May 15, 2012	/S/ DAVID A. MILLER
David A. Miller
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Charles E. Weller, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of David A. Miller, Senior Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of Charles E. Weller, President and Chief Executive Officer, and David A. Miller, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.