Form 10-K
period 2012-06-30
OBA Financial Services, Inc.
filed 2012-09-28
CIK 1471088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  YES    ☒  NO

The aggregate value of the voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price of the Registrant’s shares of common stock as of December 31, 2011 ($14.34) was $60.3 million.

As of September 19, 2012, there were 4,135,666 shares outstanding of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 2012 Annual Meeting of Stockholders (Part II and III)

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

•	estimates of revenue growth in retail banking, lending, and other areas and origination volume in the Company’s commercial, residential, consumer and other lending businesses;

•	statements regarding the asset quality and levels of non-performing assets and impairment charges with respect to the Company’s investment portfolio;

•	statements regarding current and future capital management programs, tangible capital generation, and market share;

•	estimates of non-interest income levels, including fees from services and product sales, and expense levels;

•	statements of the Company’s goals, intentions, and expectations;

•	statements regarding the Company’s business plans, prospects, growth, and operating strategies; and

•	estimates of the Company’s risks and future costs and benefits.

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

OBA Financial Services, Inc.

OBA Financial Services, Inc. is a Maryland corporation that owns 100% of the common stock of OBA Bank (“Bank”). On January 21, 2010, the Company completed its initial public offering of common stock in connection with the mutual-to-stock conversion of OBA Bancorp, MHC, selling 4,628,750 shares of common stock at $10.00 per share and raising $46.3 million of gross proceeds. Since the completion of the initial public offering, the Company has not engaged in any significant business activity other than owning the common stock of and having deposits in the Bank. At June 30, 2012, the Company had consolidated assets of $392.1 million, consolidated deposits of $269.6 million, and consolidated stockholders’ equity of $75.7 million.

The Company’s executive offices are located at 20300 Seneca Meadows Parkway, Germantown, Maryland 20876. The Company’s telephone number at this address is (301) 916-0742.

OBA Bank

The Bank is a federally chartered savings bank headquartered in Germantown, Maryland. The Bank was organized in 1861, and reorganized into the mutual holding company structure in 2007. The Bank is a wholly-owned subsidiary of OBA Financial Services, Inc. The Bank provides financial services to individuals, families, and businesses through six banking offices located in the Maryland counties of Montgomery, Anne Arundel, and Howard.

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

The Company’s and Bank’s website address is www.obabank.com. Information on this website should not be considered a part of this annual report.

General

The Bank’s business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in commercial real estate, commercial business, and residential mortgage loans, home equity loans and lines of credit, and investment securities. To a lesser extent, the Bank also originates construction loans and other consumer loans. The Bank offers a variety of deposit accounts, including commercial and consumer checking, money market, savings, individual retirement accounts, and certificates of deposit.

Market Area

The Bank’s operations are conducted from four full-service branch offices located in Montgomery County, Maryland, which is on the northwest border of Washington, D.C., a full-service branch office located in Howard County, Maryland, and a full-service branch office in Anne Arundel County, Maryland. Government, professional and business services, and education and health services are the leading industries. Maryland has a larger share of professional, technical, and government jobs and a smaller share of manufacturing jobs than the United States.

The national unemployment rate has dropped from 9.3% to 8.2% from July 2011 to July 2012. The state of Maryland unemployment rate had no significant changes the past 12 months and was at 7.1% for July 2012, down from 7.4% in July 2011. Maryland has a civilian labor force of approximately three million. Unemployment rates for Montgomery and Howard Counties were both at 5.3% for July 2012, showing little variation for the past several quarters. Anne Arundel County was down slightly from 6.8% in July 2011 to 6.6% for July 2012.

Total housing starts in the United States have slowly started to rise and mortgage interest rates continue to be at an all-time low. The average sales price of Maryland homes reported for July 2012 was approximately $307 thousand, showing little change from July 2011. The average sales price of homes in Howard County, Maryland increased to approximately $439 thousand. In Montgomery County, Maryland, the average sales price fell slightly, to approximately $499 thousand. Anne Arundel County, Maryland also showed a slight decrease to approximately $369 thousand.

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

Lending Activities

The Bank’s primary lending activities are the origination of commercial real estate, commercial business, and residential mortgage loans, and home equity loans and lines of credit. To a lesser extent, the Bank also originates construction loans and other consumer loans.

Commercial Real Estate Loans. Properties securing the Bank’s commercial real estate loans primarily include small office buildings, office suites, and churches. The Bank is seeking to originate more loans for business owner-occupied properties. The Bank typically seeks to originate commercial real estate loans with initial principal balances of $2.5 million or less. All of the Bank’s commercial real estate loans are secured by properties located in the Bank’s primary market area.

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

Commercial Business Loans. The Bank makes secured and unsecured commercial business loans primarily to small and medium sized businesses primarily located in Montgomery, Anne Arundel, and Howard Counties, Maryland. The Bank is well diversified from an industry perspective with no major concentrations in any industry. Commercial business loans, both fixed and adjustable rate, consist of term loans, as well as, closed and open-end lines of credit for the purpose of current asset financing, equipment purchase, working capital, and other general business purposes. The adjustable-rate is generally indexed to a short-term market rate. The Bank seeks to originate loans with principal balances between $100 thousand and $2.5 million. Generally, the maximum term of a commercial business loan is ten years.

Construction Loans. The Bank makes construction loans for rental properties, commercial buildings, and homes built by developers on speculative, undeveloped property. The terms of commercial construction loans are made in accordance with the Bank’s commercial loan policy. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to an 80% loan-to-completed-appraised-value ratio. Generally, before making a commitment to fund a construction loan, the Bank requires an appraisal of the property by a state-certified or state-licensed appraiser. The Bank reviews and inspects all properties before disbursement of funds during the term of the construction loan. Repayment of construction loans on residential properties is normally expected from the property’s eventual rental income, income from the borrower’s operating entity, or the sale of the subject property. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. Construction loans are interest-only loans during the construction period, which generally will not exceed twelve months, and convert to permanent, fully amortizing financing following the completion of construction. The Bank typically provides the permanent mortgage financing on the Bank’s construction loans on income-producing property.

Residential Mortgage Loans. The Bank offers fixed-rate and adjustable-rate residential mortgage loans with maturities generally up to 30 years. Residential mortgage loans are generally underwritten according to Freddie Mac guidelines. The Bank refers to loans that conform to such guidelines as Conforming Loans. The Bank generally originates both fixed and adjustable rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which is generally $417 thousand for single-family homes, but is $626 thousand for single-family homes located in the Washington, DC metropolitan area. The Bank also originates loans above the amounts for Conforming Loans, which are referred to as Jumbo Loans. The Bank’s maximum loan amount for Jumbo Loans is generally $1.0 million. The Bank generally underwrites Jumbo Loans in a manner similar to Conforming Loans. Jumbo Loans are not uncommon in the Bank’s market area. Loans in excess of $417 thousand are generally originated for retention in the Bank’s loan portfolio.

The Bank originates loans with loan-to-value ratios up to 95%. The Bank generally requires private mortgage insurance for loans with loan-to-value ratios in excess of 80%. During the year ended June 30, 2012, the Bank did not originate any residential mortgage loans with loan-to-value ratios in excess of 80%. The Bank currently retains the servicing rights on loans sold to generate servicing fee income and cross selling opportunities.

The Bank offers special programs for first-time home buyers and low and moderate-income home buyers. Through the Bank’s first-time home buyer program, the borrowers could potentially qualify for grant funds which could be applied as a credit towards closing costs. Under the Bank’s affordable housing program, the Bank waives certain processing and underwriting fees and reduces the appraisal fee for those buyers that meet the program’s qualifications, which for calendar year 2012 are: (i) a maximum sales price of $364,650; (ii) a maximum loan amount of $346,418; and (iii) maximum combined income of $89,300.

Other than the Bank’s loans for the construction of residential mortgage loans and home equity lines of credit, the Bank does not offer interest only mortgage loans on residential properties. An interest only loan is defined as the borrower paying interest only for an initial period, after which the loan converts to a fully amortizing loan. Additionally, the Bank does not offer loans that provide for negative amortization of principal, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. The Bank does not offer subprime loans, loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios, or Alt-A loans, traditionally defined as loans having less than full documentation.

Home Equity Loans and Lines of Credit. Home equity loans and home equity lines of credit are, generally, secured by the borrower’s primary residence or secondary residence. The Bank’s home equity loans are originated with fixed rates of interest and with terms of up to 15 years. Home equity lines of credit have a maximum term of 25 years. The borrower is permitted to draw against the line during the first ten years of the line of credit. During this draw period, repayments are made on an interest-only basis. After this initial ten-year draw period, the borrower is required to make payments to principal based on a 15-year amortization.

The home equity lines of credit are currently originated with adjustable rates of interest. Home equity loans and lines of credit are generally underwritten with the same criteria that are used to underwrite residential mortgage loans. For a borrower’s primary residence, home equity loans and lines of credit may be underwritten with a maximum loan-to-value ratio of 75% when combined with the principal balance of the existing mortgage loan, while the maximum loan-to-value ratio on secondary residences and investment properties is 70% when combined with the principal balance of the existing mortgage loan.

The Bank requires appraisals on home equity loans and lines of credit. At the time of closing a home equity loan or line of credit, the Bank records the mortgage to perfect the security interest in the underlying collateral. At June 30, 2012 the Bank’s self-imposed maximum limit for a home equity loan or a line of credit was generally $200 thousand.

Loan Originations, Purchases, Sales, Participations and Servicing. All loans originated are underwritten pursuant to the Bank’s policies and procedures, which incorporate standard underwriting guidelines, including those of Freddie Mac, to the extent applicable. The Bank originates both adjustable-rate and fixed-rate loans. Most of the Bank’s residential mortgage loan originations are generated by the Bank’s employees located in the Bank’s branch offices and corporate headquarters.

Historically, the Bank has retained, in portfolio, a majority of originated loans. Going forward, the Bank intends to sell most of the residential mortgage loans it originates, but will retain many of the jumbo residential mortgage loans it originates. Loans sold by the Bank are sold without recourse, except for normal representations and warranties provided in sale transactions. Historically, the Bank has retained the servicing rights on sold residential mortgage loans. The Bank intends to continue this practice, subject to the pricing of retaining servicing rights. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of un-remedied defaults, making certain insurance and tax payments on behalf of the borrowers, and generally administering the loans. The Bank retains a portion of the interest paid by the borrower on the loans serviced as consideration for the servicing activities.

During the fiscal years ended 2012 and 2011, the Bank did not have to repurchase any loans or provide loss reimbursement on loans sold.

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

Management establishes the Bank’s policies and loan approval limits; which are approved by the Board of Directors. Consumer loans in amounts up to $100 thousand, residential real estate loans up to the Freddie Mac conforming loan limit, and commercial loans up to $2.0 million can be approved by designated individual officers or officers acting together with specific lending approval authority. Relationships in excess of these amounts require the approval of the Board of Directors or its loan committee.

The Bank requires appraisals for all real property securing residential mortgage and commercial real estate loans and home equity loans and lines of credit. All appraisals are performed by state-licensed or state-certified appraisers. The Bank’s practice is to have local appraisers approved annually by the Board of Directors.

Investments

The Bank’s securities portfolio consists primarily of mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises that are backed by the full faith and credit of the U.S. government.

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

The Bank’s current investment policy permits, among other securities, investments in securities issued by the U.S. Government as well as mortgage-backed securities and direct obligations of Fannie Mae, Freddie Mac and Ginnie Mae. In September 2008, the Federal Housing Finance Agency placed Freddie Mac and Fannie Mae into conservatorship. The U.S. Treasury Department has established financing agreements to ensure that Freddie Mac and Fannie Mae meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed. These actions have not affected the markets for mortgage-backed securities issued by Freddie Mac or Fannie Mae. The Bank’s current investment policy does not permit investment in stripped mortgage-backed securities or derivatives as defined in federal banking regulations, or in other high-risk securities. The investment policy permits, with certain limitations, investments in certificates of deposit, collateralized mortgage obligations, auction rate/money market preferred securities, and mutual funds, limited to adjustable rate mortgage funds. The policy also permits investments in equity securities, generally limited to agency and Federal Home Loan Bank of Atlanta (“FHLBA”) common and preferred stock. The Bank’s investment in equity securities outside the policy’s general limitation totaled $50 thousand at June 30, 2012 and is not considered material.

The Bank’s investment policy expressly prohibits the use of the investment portfolio for market-oriented trading activities or speculative purposes unless otherwise approved by the Board of Directors. The Bank does not intend to profit in the investment account from short-term securities price movements. Accordingly, the Bank does not currently have a trading account for investment securities.

Accounting guidance requires that, at the time of purchase, the Bank designate a security as either held to maturity, available-for-sale, or trading, based upon the Bank’s ability and intent to hold the security. Securities available-for-sale and trading securities are reported at fair value and securities held to maturity are reported at amortized cost. A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. The fair values of mortgage-backed securities, which, at June 30, 2012, comprised the significant majority of the investment portfolio, are based on quoted market prices or, when quoted prices in active markets for identical assets are not available, are based on matrix pricing, which is a mathematical technique that relies on the securities’ relationship to other benchmark quoted prices.

Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as pass-through certificates because the principal and interest of the underlying loans are passed through to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily residential mortgages. The Bank invests primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool the loans and resell the participation interests in the form of securities to investors. The interest rate on the security is lower than the interest rates on the underlying loans to allow for payment of servicing and guaranty fees. Ginnie Mae, a U.S. Government agency, and Fannie Mae and Freddie Mac, either guarantee the payments or guarantee the timely payment of principal and interest to investors. Mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize borrowings. Investments in mortgage-backed securities include a risk that actual principal payments will be greater or less than the prepayment rate estimated at the time of purchase, or prepayment risk. The difference in expected cash flow may require adjustments to the amortization of premium or accretion of discount relating to the security, thereby affecting the net yield on the security.

Sources of Funds

General. Deposits traditionally have been the primary source of funds for investment and lending activities. The Bank also borrows from the Federal Home Loan Bank of Atlanta and from securities dealers to supplement cash flow needs, change the maturity of liabilities for interest rate risk management purposes, and manage the Bank’s cost of funds. Additional sources of funds are scheduled loan payments, maturing investments, loan repayments, customer repurchase agreements, retained earnings, income on other earning assets, and the proceeds of loan sales.

Deposits. The Bank accepts deposits primarily from the areas in which the Bank’s offices are located. The Bank relies on competitive pricing and products, convenient locations, and quality customer service to attract and retain deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The deposit accounts consist of commercial and consumer checking, money market, savings, individual retirement accounts, and certificates of deposit. The Bank accepts deposits through the Certificate of Deposit Account Registry Service (“CDARS”) program, which are classified as brokered deposits for regulatory purposes and can accept brokered deposits.

Interest rates paid, maturity terms, service fees, and withdrawal penalties are reviewed and adjusted on a periodic basis by Management and approved by the Bank’s Asset Liability Committee. Deposit rates and terms are based primarily on current operating strategies, market interest rates, liquidity requirements, and the Bank’s deposit growth goals.

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

Personnel

As of June 30, 2012, the Company had 65 full-time employees and four part-time employees. The Company’s employees are not represented by any collective bargaining group. Management believes that there is a good working relationship with the Company’s employees.

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

State Taxation

The State of Maryland imposes an income tax of approximately 8.25% on income measured substantially the same as federally taxable income, except that U.S. Government interest is not fully taxable. The Company’s state income tax returns, as applicable, have not been audited in the most recent five-year period.

SUPERVISION AND REGULATION

General

The Bank is supervised and examined by the Office of the Comptroller of the Currency (“OCC”) and is subject to examination by the Federal Deposit Insurance Corporation (“FDIC”). This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance funds and depositors, and not for the protection of security holders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and, sensitivity to market interest rates. The OCC examines the Bank and prepares reports on any operating deficiencies for the consideration of its Board of Directors. The Bank also is a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System. The Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System (the “FRB”), governing reserves to be maintained against deposits and other matters. The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of the Bank’s loan documents.

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

Dodd-Frank Act

The Dodd-Frank Act has changed bank regulatory structure and affected the lending, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act eliminated the Company’s former primary federal regulator, the Office of Thrift Supervision (“OTS”) and required the Bank to be regulated by the OCC, the primary federal regulator for national banks, as of July 21, 2011. The Dodd-Frank Act also authorizes the FRB to supervise and regulate all savings and loan holding companies in addition to the bank holding companies that it previously regulated. The Dodd-Frank Act also requires the FRB to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries. Additionally, the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect when the statute was enacted, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created the Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit unfair, deceptive or abusive acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will continue to be examined for compliance by their applicable bank regulators. The legislation also weakened the federal preemption available for national banks and federal savings associations, and gave state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadened the base for FDIC insurance assessments. Assessments are now based on an institution’s average consolidated total assets less tangible equity capital. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250 thousand per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials. The legislation directed the FRB to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. The Dodd-Frank Act provided for originators of certain securitized loans to retain a percentage of the risk for transferred loans, directed the FRB to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage origination.

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

On June 6, 2012, the OCC and the other federal bank regulatory agencies issued a series of proposed rules to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”). The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement, and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rules will become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019.

At June 30, 2012, the Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.

Qualified Thrift Lender Test. As a federal savings bank, the Bank must satisfy the qualified thrift lender test (“QTL”). Under the QTL, the Bank must maintain at least 65% of its portfolio assets in qualified thrift investments, primarily residential mortgages and related investments, including mortgage-backed securities, in at least nine months of the most recent 12-month period. Portfolio assets generally mean total assets of a savings bank, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the Bank’s business. The Bank also may satisfy the QTL by qualifying as a domestic building and loan association as defined in the Internal Revenue Code. A savings bank that fails the QTL is subject to certain operating restrictions. In addition, the Dodd-Frank Act made noncompliance with the QTL potentially subject to agency enforcement action for violation of laws.

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

Liquidity. A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. The Bank’s primary source of liquidity to meet short- and long-term funding needs are cash balances at the Federal Reserve Bank, deposits, loan repayments, repurchase agreements with security dealers, and borrowing lines at the Federal Home Loan Bank of Atlanta.

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

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by federal regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementation of Regulation W promulgated by the Board of Governors of the Federal Reserve System. An affiliate is generally a company that controls, is controlled by, or is under common control with an insured depository institution such as the Bank. OBA Financial Services, Inc. is an affiliate of OBA Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In addition, federal regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Federal regulations require savings banks to maintain detailed records of all transactions with affiliates.

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

Enforcement. The OCC has primary enforcement responsibility over federal savings banks and has the authority to bring enforcement action against all institution-affiliated parties, including directors, officers, stockholders, attorneys, appraisers, and/or accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings bank. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25 thousand per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

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

Generally, the OCC is required to appoint a receiver or conservator for a savings bank that is critically undercapitalized within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date a savings bank receives notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Any holding company of the savings bank that is required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings bank’s assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the OCC notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At June 30, 2012, the Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. The Deposit Insurance Fund (“DIF”) of the FDIC insures deposits at FDIC-insured depository institutions, such as the Bank. Deposit accounts in the Bank are insured by the FDIC; generally up to a maximum of $250 thousand per separately insured depositor and up to a maximum of $250 thousand for self-directed retirement accounts. The Dodd-Frank Act also extended unlimited deposit insurance on noninterest bearing transaction accounts through December 31, 2012.

The FDIC charges insured depository institutions premiums to maintain the DIF. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels, and certain other risk factors. Rates are based on each institution’s risk category and certain specified risk adjustments. Stronger institutions pay lower rates while riskier institutions pay higher rates. Assessment rates range from 2.5 to 45 basis points of an institution’s total assets less tangible capital.

The Dodd-Frank Act increased the minimum target ratio for the Deposit Insurance Fund from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation and the Federal Deposit Insurance Corporation has exercised that discretion by establishing a long-term fund ratio of 2%.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs, and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2012, the annualized FICO assessment was equal to 66 basis points of an institution’s total assets less tangible capital.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. The Bank does not know of any practice, condition, or violation that could lead to termination of its deposit insurance.

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

•

Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of the Bank also are subject to the:

•

Right to Financial Privacy Act which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E promulgated there under, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Check Clearing for the 21st Century Act (“Check 21”), which gives substitute checks, such as digital check images and copies made from that image, the same legal standing as the original paper check;

•

The USA PATRIOT Act, which requires savings banks to, among other things, establish broadened anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•

The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to opt out of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General. OBA Financial Services, Inc. is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, the Company is registered with the FRB and subject to FRB regulations, examinations, supervision, and reporting requirements. In addition, the FRB has enforcement authority over the Company and its subsidiaries. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

The functions of the OTS relating to savings and loan holding companies and their subsidiaries, as well as rulemaking and supervision authority over savings and holding companies, were transferred to the FRB on July 21, 2011, as required by the Dodd-Frank Act.

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

Federal law prohibits a savings and loan holding company, including the Company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Federal Reserve Board. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the FRB must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The FRB is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

(i)	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

(ii)	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, which is currently permitted for bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends and Repurchases. The FRB has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies that it has made applicable to savings and loan holding companies as well. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality, and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the Company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the Company’s overall rate of earnings retention is inconsistent with the Company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also provides for regulatory review prior to a holding Company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of the Company to pay dividends, repurchase shares of common stock, or otherwise engage in capital distributions.

Acquisition. Under the Federal Change in Control Act, a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire direct or indirect control of a savings and loan holding company. Under certain circumstances, such as where the company involved has securities registered with the SEC under the Securities Exchange Act of 1934, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the FRB has found that the acquisition will not result in control of the company. That rebuttable presumption applies to the Company. A change in control is defined under federal law to occur upon the acquisition of 25% or more of the company’s outstanding voting stock. Under the Change in Control Act, the FRB generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, the Company’s Chief Executive Officer and Chief Financial Officer are required to certify that the Company’s quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the SEC under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s internal control over financial reporting; they have made certain disclosures to the Company’s auditors and the audit committee of the Board of Directors about the Company’s internal control over financial reporting; and they have included information in the Company’s quarterly and annual reports about their evaluation and whether there have been changes in the Company’s internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. The Company was subject to further reporting requirements beginning with the fiscal year ended June 30, 2011 under the requirements of the Sarbanes-Oxley Act. The Company has prepared policies, procedures and systems designed to ensure compliance with these regulations.

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

The Company intends to continue its recent emphasis on originating commercial real estate and commercial business loans. Commercial real estate and commercial business loans generally have more risk than residential mortgage loans that the Bank originates. Because the repayment of commercial real estate and commercial business loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. A downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. As the Company’s commercial real estate and commercial business loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase. This increasing risk has contributed to the Company’s need to increase the allowance for loan losses through charges to earnings. Future increases in commercial real estate loans and commercial loans may require additional increases in the Company’s allowance for loan losses through charges to earnings.

The Company continues to originate and retain in its portfolio some residential mortgage loans. A continued downturn in the local real estate market and economy could adversely affect earnings.

The Company has continued its origination and retention of some of those loans in the residential mortgage loan portfolio. Although the local real estate market and economy have performed better than many other markets, a continued downturn could cause higher unemployment, more delinquencies, and could adversely affect the value of properties securing loans. In addition, the real estate market may take longer to recover or not recover to previous levels. These risks increase the probability of an adverse impact on the Company’s financial results as fewer borrowers would be eligible to borrow and property values could be below necessary levels required for adequate coverage on the requested loan.

A portion of the commercial business loan portfolio is unseasoned.

The Company has grown its commercial business loan portfolio to $32.0 million, or 10.8%, of the total loan portfolio, at June 30, 2012 from $5.7 million, or 1.9% of the total loan portfolio, at June 30, 2008. The future performance of this portion of the loan portfolio is difficult to assess due to the general unseasoned nature of the portfolio. These loans may have delinquency or charge-off levels above the Company’s historical experience, which could adversely affect future performance.

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

The Company’s 2011 Equity Incentive Plan will increase expenses and reduce income.

In May 2011, the Company’s stockholders approved the OBA Financial Services, Inc. 2011 Equity Incentive Plan. Stockholders approved the issuance of a total of 648,025 shares under the plan. Grants under the plan were issued on July 21, 2011 as described in the Company’s Current Report on Form 8-K as filed with the SEC on May 17, 2011. Subsequent periods included expenses for the 2011 equity incentive plan which reduced income.

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

The Company owns stock of the Federal Home Loan Bank of Atlanta (“FHLBA”), which is part of the Federal Home Loan Bank system. The FHLBA common stock is held to qualify for membership in the FHLBA and to be eligible to borrow funds under the FHLBA’s advance programs. There is no market for FHLBA common stock.

Although the FHLBA is not reporting current operating difficulties, it is possible that the capital of the Federal Home Loan Bank system, including the FHLBA, could be substantially diminished. This could occur with respect to an individual Federal Home Loan Bank due to the requirement that each Federal Home Loan Bank is jointly and severally liable along with the other Federal Home Loan Banks for the consolidated obligations issued through the Office of Finance, a joint office of the Federal Home Loan Banks, or due to the merger of a Federal Home Loan Bank experiencing operating difficulties into a stronger Federal Home Loan Bank. Consequently, there continues to be a risk that the Company’s investment in FHLBA common stock could be deemed other-than-temporarily impaired at some time in the future, and if this occurs, it would cause the Company’s earnings and stockholders’ equity to decrease by the impairment charge.

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

The expiration of unlimited Federal Deposit Insurance Corporation insurance on certain non-interest-bearing transaction accounts may increase the Company’s costs and reduce the Company’s liquidity levels.

On December 31, 2012, unlimited FDIC insurance on certain non-interest bearing transaction accounts is scheduled to expire. Unlimited insurance coverage does not apply to money market deposit accounts or negotiable order of withdrawal accounts. The reduction in FDIC insurance on other types of accounts to the standard $250,000 maximum amount may cause depositors to place such funds in fully insured interest bearing accounts, which would increase the Company’s costs of funds and negatively affect the Company’s results of operations, or may cause depositors to withdraw their deposits and invest uninsured funds in investments perceived as being more secure. This may reduce the Company’s liquidity, or require the Company to pay higher interest rates to maintain its liquidity by retaining deposits.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Government responses to economic conditions may adversely affect operations, financial condition and earnings.

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

Provisions in the Company’s articles of incorporation and bylaws may prevent or impede holders of the Company’s common stock from obtaining representation on the Company’s Board of Directors and may make takeovers of the Company more difficult. For example, the Company’s Board of Directors is divided into three staggered classes. A classified board makes it more difficult for stockholders to change a majority of the directors because it generally takes at least two annual elections of directors for this to occur. The Company’s articles of incorporation include a provision that no person will be entitled to vote any shares of the Company’s common stock in excess of 10% of the Company’s outstanding shares of common stock. This limitation does not apply to the purchase of shares by a tax-qualified employee stock benefit plan established by the Company. In addition, the Company’s articles of incorporation and bylaws restrict who may call special meetings of stockholders and how directors may be removed from office. The charter of the Bank generally provides that for a period of five years from the closing of the stock offering, no person other than the Company may directly or indirectly acquire or offer to acquire the beneficial ownership of more than 10% of any class of equity security of the Bank. In addition, during this five-year period, all shares owned over the 10% limit may not be voted on any matter submitted to stockholders for a vote. Additionally, in certain instances, the Maryland General Corporation Law requires a supermajority vote of stockholders to approve a merger or other business combination with a large stockholder, if the proposed transaction is not approved by a majority of the Company’s Board of Directors.

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

The Company operates in diverse markets and relies on the ability of its employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from the Company’s operations, including but not limited to, the risk of fraud by employees or persons outside the company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, the Company could suffer financial loss, face regulatory action, and suffer damage to the Company’s reputation.

Risks associated with system failures, interruptions, or breaches of security could negatively affect the Company’s earnings.

Information technology systems are critical to the Company’s business. The Bank uses various technology systems to manage customer relationships, the general ledger, securities, deposits, and loans. The Bank has established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches, but such events may still occur or may not be adequately addressed if they do occur. In addition, any compromise of the Bank’s systems could deter customers from using the Bank’s products and services. Although the Bank relies on security systems to provide security and authentication necessary to effect the secure transmission of data, these precautions may not protect the Bank’s systems from compromises or breaches of security.

In addition, the Bank outsources a majority of the data processing to certain third-party providers. If these third-party providers encounter difficulties, or if the Bank has difficulty communicating with them, the Bank’s ability to adequately process and account for transactions could be affected, and the Bank’s business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any system failures, interruption, or breach of security could damage the Bank’s reputation and result in a loss of customers and business thereby subjecting the Bank to additional regulatory scrutiny, or could expose the Bank to litigation and possible financial liability. Any of these events could have a material adverse effect on the Bank’s financial condition and results of operations.

The ratings downgrade of the United States Government may adversely affect the Company.

In July 2011, certain rating agencies placed the United States government’s long-term sovereign debt rating on their equivalent of negative watch and announced the possibility of a credit rating downgrade. In August 2011, one rating agency deceased their rating of the United States Government to AA+. The rating agencies, due to constraints related to the rating of the United States, also placed government-sponsored enterprises on negative watch. A downgrade of the United States credit rating would trigger a similar downgrade in the credit rating of these government-sponsored enterprises. Furthermore, the credit rating of other entities, such as state and local governments, may be downgraded if the United States’ credit rating is downgraded. The impact that these credit rating downgrades may have on the national and local economy and the Company’s financial condition and results of operations is uncertain.

Historically low interest rates may adversely affect the Company’s net interest income and profitability.

The Federal Reserve Board has recently maintained interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a general matter, the Company’s interest-bearing liabilities reprice or mature more quickly than its interest-earning assets. This has resulted in increases in net interest income in the short term. The Company’s ability to lower its interest expense is limited at these interest rate levels while the average yield on its interest-earning assets may continue to decrease. The FRB has indicated its intention to maintain low interest rates through late 2014. Accordingly, the Company’s net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which may have an adverse affect on its profitability.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

The Bank operates from a main office and three full-service branches located in Montgomery County, a full-service branch located in Howard County, Maryland, and a full-service branch located in Anne Arundel County, Maryland. The following table sets forth information with respect to the Company’s full-service banking offices, including the expiration date of leases with respect to leased facilities.

CORPORATE	BETHESDA	GAITHERSBURG
HEADQUARTERS -	5229 River Road	201 N. Frederick Avenue
GERMANTOWN BRANCH	Bethesda, MD 20816	Suite 100
20300 Seneca Meadows Parkway	2/28/2021	Gaithersburg, MD 20877
Germantown, MD 20876		11/30/2018

COLUMBIA	ROCKVILLE	ARUNDEL MILLS
10840 Little Patuxent Parkway	451 Hungerford Drive	7556 Teague Road
Columbia, MD 21044	Suite 101	Suite 108
2/28/2013	Rockville, MD 20850	Hanover, MD 21076
	9/30/2020	11/30/2021

ITEM 3.	Legal Proceedings

At June 30, 2012, the Company was not involved in any legal proceedings the outcome of which the Company believes would be material to its financial condition or results of operations.

ITEM 4.	Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market, Holder and Dividend Information. The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “OBAF.” The approximate number of holders of record of OBA Financial Services, Inc.’s common stock as of September 25, 2012 was 837. Certain shares of OBA Financial Services, Inc. are held in nominee or street name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for OBA Financial Services, Inc.’s common stock for the past two fiscal years. The following information with respect to trading prices was provided by the NASDAQ Capital Market.

			Dividends
Year ended June 30, 2012	High	Low	Declared
Quarter ended September 30, 2011	$15.00	$13.50	—
Quarter ended December 31, 2011	$14.61	$13.55	—
Quarter ended March 31, 2012	$14.98	$14.00	—
Quarter ended June 30, 2012	$15.25	$14.04	—

			Dividends
Year ended June 30, 2011	High	Low	Declared
Quarter ended September 30, 2010	$11.44	$10.99	—
Quarter ended December 31, 2010	$13.99	$11.03	—
Quarter ended March 31, 2011	$14.99	$13.70	—
Quarter ended June 30, 2011	$15.10	$14.36	—

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth the information as of June 30, 2012 with respect to compensation plans (other than the Company’s employee stock ownership plan) under which equity securities of the registrant are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise prices of outstanding options, warrants and rights		Number of common stock remaining available for future issuance under stock based compensation plans (excluding securities reflected in first column)
Equity compensation Plans approved by stockholders	519,603	(1)	14.79	(2)	128,422
Equity compensation plans not approved by stockholders	N/A		N/A		N/A

Total	519,603		14.79		128,422

(1)	Grants under the plan were issued on July 21, 2011 as described on the Company’s Current Report on the Registrant’s Form 8-K filing as filed with the SEC on July 27, 2011.
(2)	Reflects exercise price of options only.

(e) Stock Repurchases. The following table sets forth information in connection with repurchases of the Company’s shares of common stock during the periods listed. On March 16, 2012, the Board of Directors authorized the repurchase of up to 208,294 shares, or 5% of the Company’s common stock outstanding at the completion of the Company’s initial repurchase program approved on May 19, 2011. For that initial program, the Board of Directors previously authorized the repurchase of 462,875 shares, or 10% Company’s common stock. The repurchase authorization has no expiration date.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May yet be Purchased Under the Plans or Programs
April 1, 2012 through April 30, 2012	7,308	$14.36	7,308	3,367
May 1, 2012 through May 31, 2012	25,000	15.00	25,000	186,661
June 1, 2012 through June 30, 2012	4,645	14.62	4,645	182,016

Total	36,953	14.83	36,953	182,016

(f) Stock Performance Graph. Not applicable.

ITEM	6. Selected Financial Data

The following selected consolidated financial and other data has been derived, in part, from the consolidated financial statements and notes appearing elsewhere in this annual report.

	At June 30,
	2012	2011	2010	2009	2008
	(in thousands)
Selected Financial Condition Data:
Total assets	$392,086	$386,445	$374,095	$362,361	$354,146
Cash and cash equivalents	31,525	37,968	36,046	33,657	16,144
Interest bearing deposits with other banks	9,490	7,058	5,072	—	—
Securities available for sale	34,454	35,828	29,346	25,909	30,225
Securities held to maturity	2,396	3,623	4,637	—	—
Federal Home Loan Bank stock, at cost	2,169	2,987	3,883	3,883	3,846
Loans receivable, net	293,206	279,620	276,098	283,459	290,061
Bank owned life insurance	8,898	8,601	8,297	5,455	5,211
Deposits	269,572	257,031	233,441	244,536	216,230
Securities sold under agreements to repurchase	16,434	15,566	20,292	18,779	23,809
Federal Home Loan Bank advances	26,997	29,618	36,834	56,400	71,400
Stockholders’ equity	75,715	80,860	80,222	38,502	38,887

	For The Years Ended June 30,
	2012	2011	2010	2009	2008
	(in thousands)
Selected Operating Data:
Interest and dividend income	$15,908	$16,248	$16,050	$17,398	$19,603
Interest expense	3,599	4,201	5,921	8,880	11,729

Net interest income	12,309	12,047	10,129	8,518	7,874
Provision for loan losses	1,085	739	1,278	877	—

Net interest and dividend income after provision for loan losses	11,224	11,308	8,851	7,641	7,874
Noninterest income, excluding impairment on investment securities	734	967	1,013	931	895
Impairment on investment securities	—	—	(1,882)	(1,020)	—
Noninterest expense	11,505	11,035	9,331	8,764	7,614

Income (loss) before income taxes	453	1,240	(1,349)	(1,212)	1,155
Income tax expense (benefit)	185	383	(639)	(552)	342

Net income (loss)	$268	$857	$(710)	$(660)	$813

	At or For The Years Ended June 30,
	2012	2011	2010	2009	2008
Selected Operating Data:
Performance Ratios:
Return on average assets	0.07%	0.23%	(0.19)%	(0.19)%	0.23%
Return on average equity	0.35	1.06	(1.24)	(1.70)	2.07
Interest rate spread (1)	3.35	3.36	2.82	2.21	1.94
Net interest margin (2)	3.59	3.70	3.09	2.52	2.30
Efficiency ratio (3)	88.21	84.79	83.75	92.75	86.83
Non-interest expense to average total assets	2.97	3.02	2.48	2.48	2.13
Average interest-earning assets to average interest-bearing liabilities	123.48	125.92	114.80	111.72	110.75
Average equity to average total assets	19.93	22.15	15.23	11.01	10.96
Basic earnings (loss) per share	$0.07	$0.20	$(0.17)	na	na
Diluted earnings (loss) per share	$0.07	$0.20	$(0.17)	na	na

Asset Quality Ratios:
Non-performing loans to total loans	2.04%	1.88%	0.16%	0.86%	0.11%
Non-performing assets to total assets	1.55	1.40	0.17	0.73	0.09
Allowance for loan losses to non-performing loans	50.20	42.44	389.46	47.46	153.33
Allowance for loan losses to total loans	1.02	0.80	0.63	0.41	0.17

Capital Ratios (bank-level only):
Total capital (to risk-weighted assets)	23.42%	24.40%	25.54%	17.34%	18.03%
Tier I capital (to risk-weighted assets)	22.29	23.49	24.69	16.84	17.81
Tier I capital (to average assets)	15.41	15.98	15.22	11.03	11.17

Other Data:
Number of full service offices	6	5	5	5	4
Full time equivalent employees	67	67	61	59	56

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The principal objective of this financial review is to provide an overview of the consolidated financial condition and results of operations of OBA Financial Services, Inc. and its subsidiary, OBA Bank. This discussion and tabular presentations should be read in conjunction with the accompanying Consolidated Financial Statements and Notes, as well as, other information contained herein.

Overview of Income and Expenses

Income

The Company has two primary sources of pre-tax income. Net interest income is the difference between interest income, which is the income the Company earns on its loans and investments, and interest expense, which is the interest the Company pays on its deposits and borrowings.

Non-interest income is the compensation received from providing products and services and from other income. Non-interest income is primarily earned from service charges on deposit accounts, loan servicing fees, and bank owned life insurance income. The Company also earns income from the sale of residential mortgage loans and other fees and charges.

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

Salaries and employee benefits expense consists primarily of the salaries and wages paid to employees, stock based compensation, payroll taxes, and expenses for health care, retirement, and other employee benefits.

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

Other expenses include expenses for professional services, including, but not limited to, legal, accounting and consulting services, advertising and marketing, charitable contributions, insurance, office supplies, postage, telephone, and other miscellaneous operating expenses.

Critical Accounting Policies and Estimates

The Notes to the Consolidated Financial Statements contain a summary of the Company’s significant accounting policies, including a discussion of recently issued accounting pronouncements. These policies, as well as, estimates made by Management, are integral to the presentation of the Company’s operations and financial condition. These accounting policies require that Management make highly difficult, complex, or subjective judgments and estimates at times regarding matters that are inherently uncertain or susceptible to change. Management has discussed these significant accounting policies, the related estimates, and its judgments with the Audit Committee of the Board of Directors. Additional information regarding these policies can be found in the Notes to the Consolidated Financial Statements.

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

Deferred Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be used. The recoverability of deferred tax assets is dependent upon future taxable income.

Other-Than-Temporary Impairment. In estimating other-than-temporary impairment of investment securities, securities are evaluated periodically, and at least quarterly, to determine whether a decline in their value is other than temporary.

Management considers numerous factors when determining whether potential other-than-temporary impairment exists and the period over which a debt security is expected to recover. The principal factors considered are the length of time and the extent to which the fair value has been less than the amortized cost basis, the financial condition of the issuer (and guarantor, if any), any adverse conditions specifically related to the security, industry, or geographic area, failure of the issuer of the security to make scheduled interest or principal payments, any changes to the rating of a security by a rating agency, and the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

For debt securities, other-than-temporary impairment is considered to have occurred if Management intends to sell the security, Management will, more likely than not, be required to sell the security before recovery of its amortized cost basis, or the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. In determining the present value of expected cash flows, Management discounts the expected cash flows at the effective interest rate implicit in the security at the date of acquisition or, for debt securities that are beneficial interests in securitized financial assets, at the current rate used to accrete the beneficial interest. In estimating cash flows expected to be collected, Management uses available information with respect to security prepayment speeds, expected deferral rates and severity, whether subordinated interests, if any, are capable of absorbing estimated losses and the value of any underlying collateral.

Overview

Total assets increased $5.6 million, or 1.5%, to $392.1 million at June 30, 2012 from $386.4 million at June 30, 2011. For the fiscal year ended June 30, 2012, the Company had net income of $268 thousand, or $0.07 basic and diluted earnings per share, compared to net income of $857 thousand, or $0.20 basic and diluted earnings per share, for the fiscal year ended June 30, 2011. Net interest margin, the percentage of net interest income to average interest-earning assets, decreased to 3.59% for the fiscal year ended June 30, 2012 from 3.70% for the fiscal year ended June 30, 2011. Net interest income, the difference between interest income and interest expense, increased $262 thousand to $12.3 million for the fiscal year ended June 30, 2012 from $12.0 million for the fiscal year ended June 30, 2011.

Non-performing assets totaled $6.1 million or 1.55% of total assets at June 30, 2012, compared to $5.4 million or 1.40% of total assets at June 30, 2011. The Bank had $6.1 million of loans delinquent 30 days or greater at June 30, 2012, compared to $2.7 million of such delinquencies at June 30, 2011. In addition, the Bank provided $1.1 million for loan losses during the fiscal year ended June 30, 2012 compared to a provision for loan losses of $739 thousand during the fiscal year ended June 30, 2011, or an increase of $346 thousand.

Balance Sheet Analysis

Cash and Cash Equivalents. At June 30, 2012 and 2011, the Company had $31.5 million and $38.0 million of cash and cash equivalents, respectively. The reduction in cash and cash equivalents was primarily due to an increase in loans and a decrease in borrowings partially offset by an increase in total deposits and a decrease in the securities portfolio.

Loans. At June 30, 2012, total loans were $296.2 million, or 75.6% of total assets. During the year ended June 30, 2012, the loan portfolio increased $14.4 million, or 5.1%, as compared to $281.9 million, or 72.9% of total assets at June 30, 2011. The increase in loans was primarily due to an increase in commercial real estate loans partially offset by decreases in residential mortgage loans and home equity loans and lines of credit.

Loan Portfolio Composition. The following table sets forth the composition of the Company’s loan portfolio at the dates indicated.

	At June 30,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential mortgage	$93,266	31.5%	$97,285	34.5%	$123,452	44.5%	$151,468	53.3%	$179,951	62.0%
Commercial real estate	136,036	45.9	108,756	38.6	85,423	30.7	64,930	22.8	65,392	22.5
Construction	1,850	0.6	1,180	0.4	1,071	0.4	4,935	1.7	3,141	1.1
Home equity loans and lines of credit	33,110	11.2	38,785	13.8	41,655	15.0	40,812	14.3	35,971	12.4
Commercial business	31,979	10.8	35,860	12.7	26,234	9.4	22,481	7.9	5,659	1.9
Consumer	—	—	—	—	—	—	—	—	430	0.1

Total loans	296,241	100.0%	281,866	100.0%	277,835	100.0%	284,626	100.0%	290,544	100.0%

Allowance for loan losses	(3,035)		(2,246)		(1,737)		(1,167)		(483)

Total loans, net	$293,206		$279,620		$276,098		$283,459		$290,061

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of the June 30, 2012 loan portfolio at the dates indicated. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	Residential Mortgage	Commercial Real Estate	Construction	Home Equity Loans and Lines of Credit	Commercial Business	Total
	(In thousands)
Due during the Years Ending June 30,
2013	$23,327	$21,443	$1,628	$7,960	$4,044	$58,402
2014	16,161	19,871	—	5,883	2,718	44,633
2015	14,721	21,735	222	4,706	2,095	43,479
2016 to 2017	19,415	48,649	—	6,376	3,650	78,090
2018 to 2022	16,803	19,226	—	5,941	2,262	44,232
2023 to 2027	2,371	3,163	—	1,599	306	7,439
2028 and beyond	468	1,949	—	645	16,904	19,966

Total	$93,266	$136,036	$1,850	$33,110	$31,979	$296,241

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at the date indicated:

	Due after June 30, 2012
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
Residential mortgages	$51,406	$18,533	$69,939
Commercial real estate	82,678	31,915	114,593
Construction	—	222	222
Home equity loans and lines of credit	1,518	23,632	25,150
Commercial business	10,867	17,068	27,935

Loans contractually due after one year	146,469	91,370	237,839
Loans contractually due one year or less	42,456	15,946	58,402

Total loans	$188,925	$107,316	$296,241

Securities. The following table sets forth the amortized cost and estimated fair value of the available for sale and held to maturity securities portfolios, excluding Federal Home Loan Bank of Atlanta common stock, at the dates indicated.

	At June 30,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Residential mortgage-backed securities	$35,406	$36,899	$38,170	$39,458	$32,581	$33,996
Trust preferred securities	70	54	117	115	135	109
Other securities	50	50	50	50	50	50

Total securities	$35,526	$37,003	$38,337	$39,623	$32,766	$34,155

All of the Bank’s mortgage-backed securities are backed by United States Government Agencies with the full faith and credit of the United States Government including Federal National Mortgage Association, Federal Home Loan Mortgage Corporation or Government National Mortgage Association. Total mortgaged-backed securities decreased $2.6 million, or 6.6%, to $36.9 million, or 9.4% of total assets, at June 30, 2012 from $39.5 million, or 10.2% of total assets, at June 30, 2011. The decrease in the investment portfolio is primarily due to the prepayments on securities within the portfolio and using those cash flows to partially fund the increase in the loan portfolio and reduction in the Bank’s borrowings. The net unrealized gains on individual residential mortgage-backed securities as of June 30, 2012 and 2011 were the result of changes to current market interest rates as compared to the original purchase yield of the securities. At June 30, 2012 and 2011, the Bank had no mortgage-backed securities with unrealized losses.

The Bank currently owns one immaterial position in an insurance company-backed pooled trust preferred security that is performing as contractually obligated.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2012 are summarized in the following table. Maturities are based on the final contractual maturity dates and do not reflect the impact of repayments or early redemptions that may occur. No tax-equivalent adjustments have been made, as the Bank did not hold any tax-advantaged investment securities at June 30, 2012.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
			(Dollars in thousands)
Residential mortgage-backed securities	$—	—%	$—	—%	$8,668	3.01%	$26,738	3.30%	$35,406	$36,899	3.23%
Trust preferred securities	—	—	—	—	—	—	70	1.72	70	54	1.72
Other securities	—	—	—	—	—	—	50	—	50	50	—

Total	$—	—%	$—	—%	$8,668	3.01%	$26,858	3.29%	$35,526	$37,003	3.22%

Deposits. The Bank accepts deposits primarily from the areas in which the Bank’s offices are located. Management’s focus is building broader customer relationships and targeting small business customers to increase core deposits. The Bank also relies on enhanced technology and customer service to attract and retain deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank’s deposit accounts consist of commercial and retail checking accounts, money market deposit accounts, savings accounts, certificates of deposit, and individual retirement accounts. The Bank accepts deposits through the CDARS program, which are classified as brokered deposits for regulatory purposes, and can accept other brokered deposits.

Interest rates paid, maturity terms, service fees, and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies, market interest rates, liquidity requirements, and the Bank’s deposit growth goals.

During the fiscal year ended June 30, 2012, deposits increased $12.5 million, or 4.9%, to $269.6 million from $257.0 million at June 30, 2011. The increase primarily resulted from a 35.8% increase in non-interest bearing demand accounts to $40.0 million from $29.5 million and a 25.9% increase in interest bearing demand accounts to $72.2 million from $57.3 million at June 30, 2012 as compared to June 30, 2011. This increase was offset by decreases in certificates of deposit of $6.2 million and money market deposits of $7.1 million. The Bank currently has no brokered certificates of deposit, exclusive of the CDARS program.

The following tables set forth the distribution of the average total deposit accounts by account type, for the years indicated.

	For the Fiscal Years Ended June 30,
	2012			2011			2010
	(dollars in thousands)
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Non-interest bearing	$32,736	12.6%	—%	$25,761	11.1%	—%	$32,589	12.9%	—%
Interest bearing checking	63,684	24.4	0.58	59,917	25.9	0.57	58,442	23.1	0.72
Savings and escrow	7,181	2.8	0.32	7,134	3.1	0.43	7,555	3.0	0.45
Money Market	88,355	33.9	0.76	68,145	29.5	0.79	64,767	25.6	0.84
Certificates of deposit	68,834	26.3	1.74	70,131	30.4	2.44	89,408	35.4	2.90

Total deposits	$260,790	100.0%	0.87%	$231,088	100.0%	1.14%	$252,761	100.0%	1.42%

The following table sets forth the maturities of certificates of deposit in amounts greater than or equal to $100 thousand as of the date indicated.

At June 30, 2012
(In thousands)
Three months or less	$9,573
Over three months through six months	12,647
Over six months through one year	10,023
Over one year to three years	7,293
Over three years	1,904

Total	$41,440

Borrowings. The Company’s borrowings consist primarily of advances from the Federal Home Loan Bank of Atlanta and funds borrowed from securities dealers and depositors; primarily small business customers under repurchase agreements. During the fiscal year ended June 30, 2012, borrowings decreased $1.8 million, or 3.9%, to $43.4 million. At June 30, 2012, Federal Home Loan Bank advances totaled $27.0 million, or 8.5% of total liabilities, and repurchase agreements totaled $16.4 million, or 5.2% of total liabilities. At June 30, 2012, the Company had access to additional Federal Home Loan Bank advances of up to $44.0 million. As of June 30, 2012, the Company’s available credit lines and other sources of liquidity had not been reduced compared to levels from June 30, 2011.

The following table sets forth information concerning balances and interest rates on Federal Home Loan Bank advances at the dates and for the fiscal years indicated.

	At or for the Years Ended June 30,
	2012	2011	2010
	(dollars in thousands)
Balance at end of year	$26,997	$29,618	$38,834
Average balance during the year	$34,082	$35,845	$47,290
Maximum outstanding at any month end	$42,058	$43,166	$55,700
Weighted average interest rate at end of year	4.00%	3.90%	4.17%
Weighted average interest rate during year	3.30%	3.72%	4.41%

The following table sets forth information concerning balances and interest rates on securities dealer repurchase agreements at the dates and for the years indicated.

	At or for the Years Ended June 30,
	2012	2011	2010
	(dollars in thousands)
Balance at end of year	$5,000	$5,000	$5,000
Average balance during the year	$5,000	$5,000	$5,000
Maximum outstanding at any month end	$5,000	$5,000	$5,000
Weighted average interest rate at end of year	3.23%	3.23%	3.23%
Weighted average interest rate during year	3.23%	3.23%	3.23%

The following table sets forth information concerning balances and interest rates on customer repurchase agreements at the dates and for the years indicated.

	At or for the Years Ended June 30,
	2012	2011	2010
	(dollars in thousands)
Balance at end of year	$11,434	$10,566	$15,292
Average balance during the year	$10,196	$12,300	$13,459
Maximum outstanding at any month end	$14,291	$18,361	$18,995
Weighted average interest rate at end of year	0.20%	0.58%	0.65%
Weighted average interest rate during year	0.49%	0.68%	0.59%

Stockholders’ Equity. At June 30, 2012, stockholders’ equity was $75.7 million, a decrease of $5.1 million, or 6.4%, from $80.9 million at June 30, 2011 primarily due to the Company’s share repurchase program.

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

(dollars in thousands)	For the Fiscal Years Ended June 30,
	2012			2011			2010
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans:
Residential mortgage	$94,643	$4,417	4.67%	$108,174	$5,490	5.08%	$136,125	$6,996	5.14%
Commercial real estate	115,935	7,079	6.11	100,047	6,273	6.27	71,127	4,619	6.49
Construction	1,170	59	5.04	1,458	73	5.01	2,843	118	4.15
Home equity & lines of credit	36,056	1,143	3.17	40,504	1,315	3.25	41,061	1,317	3.21
Commercial business	34,362	1,998	5.81	30,867	1,912	6.19	25,041	1,586	6.33

Total loans	282,166	14,696	5.21	281,050	15,063	5.36	276,197	14,636	5.30

Loans held for sale	14	1	7.14	—	—	—	—	—	—

Investments
U.S Government and U.S. agencies securities	—	—	—	—	—	—	1,301	63	4.84
Mortgage-backed securities	37,969	984	2.59	27,546	1,016	3.69	25,679	1,212	4.72
Trust preferred securites	103	2	1.94	128	2	1.56	1,432	9	0.63
Other investments & interest bearing deposits with banks	11,774	131	1.11	9,207	102	1.11	4,661	27	0.58

Total investments	49,846	1,117	2.24	36,881	1,120	3.04	33,073	1,311	3.96

Other	10,424	94	0.90	7,539	65	0.86	18,955	103	0.54

Total interest-earning assets	342,450	15,908	4.65	325,470	16,248	4.99	328,225	16,050	4.89

Allowance for loan losses	(2,590)			(2,078)			(1,265)
Cash and due from banks	28,795			22,827			31,311
Other assets	19,338			19,113			17,983

Total assets	$387,993			$365,332			$376,254

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking	$63,684	$369	0.58	$59,917	$342	0.57	$58,442	$418	0.72
Savings and escrow	7,181	23	0.32	7,134	31	0.43	7,555	34	0.45
Money Market	88,355	673	0.76	68,145	537	0.79	64,767	546	0.84
Certificates of deposit	68,834	1,197	1.74	70,131	1,713	2.44	89,408	2,595	2.90

Total interest bearing deposits	228,054	2,262	0.99	205,327	2,623	1.28	220,172	3,593	1.63

FHLB advances	34,082	1,126	3.30	35,845	1,333	3.72	47,290	2,087	4.41
Repurchase agreements	15,196	211	1.39	17,300	245	1.42	18,459	241	1.31

Total interest-bearing liabilities	277,332	3,599	1.30	258,472	4,201	1.63	285,921	5,921	2.07

Noninterest-bearing demand deposits	32,736			25,761			32,589
Other liabilities	600			193			439
Stockholders' equity	77,325			80,906			57,305

Total liabilities and stockholders’ equity	$387,993			$365,332			$376,254

Net interest income		$12,309			$12,047			$10,129

Net interest rate spread (1)			3.35%			3.36%			2.82%
Net interest-earning assets (2)	$65,118			$66,998			$42,304

Net interest margin (3)			3.59%			3.70%			3.09%
Average interest-earning assets to average interest-bearing liabilities	123.48%			125.92%			114.80%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

(in thousands)	2012 vs. 2011			2011 vs. 2010
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Assets:
Interest-earning assets:
Loans:
Residential mortgage	$(687)	$(386)	$(1,073)	$(1,437)	$(69)	$(1,506)
Commercial real estate	996	(190)	806	1,878	(224)	1,654
Construction	(14)	—	(14)	(57)	12	(45)
Home equity & lines of credit	(144)	(28)	(172)	(18)	16	(2)
Commercial business	216	(130)	86	369	(43)	326

Total loans	367	(734)	(367)	735	(308)	427

Loans held for sale	—	1	1	—	—	—

Investments
U.S Government and U.S. agencies securities	—	—	—	(63)	—	(63)
Mortgage-backed securities	384	(416)	(32)	88	(284)	(196)
Trust preferred securites	—	—	—	(8)	1	(7)
Other investments & interest bearing deposits with banks	28	1	29	26	49	75

Total investments	412	(415)	(3)	43	(234)	(191)

Other	25	4	29	(62)	24	(38)

Total interest-earning assets	804	(1,144)	(340)	716	(518)	198

Liabilities:
Interest-bearing liabilities:
Interest-bearing checking	22	5	27	11	(87)	(76)
Savings and escrow	—	(8)	(8)	(2)	(1)	(3)
Money Market	159	(23)	136	28	(37)	(9)
Certificates of deposit	(32)	(484)	(516)	(560)	(322)	(882)

Total interest bearing deposits	149	(510)	(361)	(523)	(447)	(970)

FHLB advances	(66)	(141)	(207)	(505)	(249)	(754)
Repurchase agreements	(30)	(4)	(34)	(15)	19	4

Total interest-bearing liabilities	53	(655)	(602)	(1,043)	(677)	(1,720)

Change in net interest income	$751	$(489)	$262	$1,759	$159	$1,918

Comparison of Operating Results for the Fiscal Years Ended June 30, 2012 and 2011

General. For the fiscal year ended June 30, 2012, the Company had net income of $268 thousand, or $0.07 basic and diluted earnings per share, compared to net income of $857 thousand, or $0.20 basic and diluted earnings per share, for the fiscal year ended June 30, 2011. Net income was impacted by an increase in non-interest expense and provision for loan losses and a decrease in non-interest income offset by increases in net interest income. Non-interest expense increased $470 thousand to $11.5 million for the fiscal year ended June 30, 2012. The provision for loan losses increased $346 thousand to $1.1 million for the year ended June 30, 2012. Non-interest income decreased $233 thousand to $734 thousand for the fiscal year ended June 30, 2012. Net interest income increased $262 thousand to $12.3 million for the fiscal year ended June 30, 2012.

Net Interest Income. Net interest income increased $262 thousand, or 2.2%, to $12.3 million for the fiscal year ended June 30, 2012 compared to $12.0 million for the fiscal year ended June 30, 2011. Interest expense decreased $602 thousand as continued low market interest rates allowed the Company to reduce deposit rates while maintaining a competitive position in its local market. Non-interest bearing deposits increased 35.8%, or $10.5 million, to $40.0 million for the fiscal year ended June 30, 2012. The inflow of these lower costing deposits allowed the Bank to reduce higher costing borrowings and brokered certificates of deposit. The Bank currently has zero brokered certificates of deposit exclusive of the CDARS product. Interest and dividend income decreased $340 thousand, or 2.1%, as interest income on loans decreased $366 thousand. Net interest margin was 3.59% for the fiscal year ended June 30, 2012 as compared to 3.70% for fiscal year ended June 30, 2011.

Interest and Dividend Income. Interest and dividend income decreased $340 thousand, or 2.1%, to $15.9 million for the fiscal year ended June 30, 2012 from $16.2 million for the fiscal year ended June 30, 2011. Interest income on loans decreased $366 thousand, or 2.4%, to $14.7 million for the fiscal year ended June 30, 2012 from $15.1 million for the fiscal year ended June 30, 2011, as the average yield on loans decreased 15 basis points, to 5.21% for the fiscal year ended June 30, 2012 from 5.36% for the fiscal year ended June 30, 2011.

Average loans increased $1.1 million, or 0.4%. Average commercial loans increased $19.1 million offset by a decrease in average residential mortgage loans of $13.5 million during the fiscal year ended June 30, 2012. The average balance of commercial loans increased 14.4% to $151.5 million for the fiscal year ended June 30, 2012 from $132.4 million for the fiscal year ended June 30, 2011. The reduction in the residential mortgage portfolio resulted from selling newly-originated longer term, primarily 30 year, residential mortgage loans, as well as, prepayments exceeding other originations that were held in portfolio.

Interest income on total investments and interest bearing deposits at other banks remained relatively unchanged at $1.1 million for the fiscal year ended June 30, 2012 as compared to the fiscal year ended June 30, 2011. The average yield on securities decreased 80 basis points to 2.24% for the fiscal year ended June 30, 2012 from 3.04% for the fiscal year ended June 30, 2011. The decrease in yield reflects the purchase of U.S. Government mortgage-backed securities at lower yields as market rates declined over the period. Additionally, as market rates declined, prepayment speeds on mortgage-backed securities increased causing the yield to decrease on bonds purchased at a premium.

Interest Expense. Interest expense decreased $602 thousand, or 14.3%, to $3.6 million for the fiscal year ended June 30, 2012 from $4.2 million for the fiscal year ended June 30, 2011. Declining market interest rates and a decrease in higher cost certificates of deposit allowed for the reduction of deposit expense by $361 thousand or 13.8%. The average rate paid on deposits decreased 29 basis points to 0.99% for the fiscal year ended June 30, 2012 from 1.28% for the fiscal year ended June 30, 2011. The average balance of interest bearing deposits increased $22.7 million, or 11.1%, during the fiscal year ended June 30, 2012. Average money market deposits increased $20.2 million, or 29.7%, and average interest bearing checking deposits increased by $3.8 million, or 6.3%, for the fiscal year ended June 30, 2012. Average non-interest bearing demand checking accounts increased $7.0 million, or 27.1%, for the fiscal year ended June 30, 2012.

Interest expense on Federal Home Loan Bank borrowings decreased $207 thousand to $1.1 million for the fiscal year ended June 30, 2012 from $1.3 million for the fiscal year ended June 30, 2011. This change resulted from a $1.8 million, or 4.9%, decrease in average outstanding borrowings for the fiscal year ended June 30, 2012. Additionally, average repurchase agreements decreased $2.1 million, or 12.2% for the fiscal year ended June 30, 2012. The average yield on repurchase agreements decreased three basis points to 1.39% for the fiscal year ended June 30, 2012 from 1.42% for the fiscal year ended June 30, 2011. The decrease in FHLBA borrowings reflects management’s strategy to reduce high cost borrowings and brokered certificates of deposit facilitated primarily by the inflow of core deposits.

Provision for Loan Losses. Based on an analysis of the factors described in “Allowance for Loan Losses,” the Company recorded a provision for loan losses of $1.1 million for the fiscal year ended June 30, 2012 and a provision for loan losses of $739 thousand for fiscal year ended June 30, 2011. During the fiscal years ended June 30, 2012 and 2011, the Company had net loan charge-offs of $296 thousand and $230 thousand, respectively. Net charge-offs for the fiscal year ended June 30, 2012 include a recovery of $15 thousand in commercial loans. The remaining charge-offs include one residential mortgage, two commercial, and two consumer loans. Total loans increased by $14.4 million, or 5.1%, to $296.2 million at June 30, 2012 from $281.9 million at June 30, 2011. Commercial real estate loans increased by $27.3 million, or 25.1%, to $136.0 million at June 30, 2012 as compared to June 30, 2011. This increase was offset partially by decreases in commercial business loans of $3.9 million, or 10.8%, to $32.0 million, home equity loans and lines of credit of $5.7 million, or 14.6%, to $33.1 million, and residential mortgage loans of $4.0 million, or 4.1%, to $93.3 million at June 30, 2012.

Non-performing loans totaled $6.0 million at June 30, 2012 and $5.3 million at June 30, 2011. The increase was a result of two residential loans. The Bank’s non-performing loans to total loans ratio increased to 2.04% from 1.88% at June 30, 2012 and 2011, respectively.

Non-performing assets totaled $6.1 million at June 30, 2012 and $5.4 million at June 30, 2011. In addition to the abovementioned loans, the Bank has one real estate owned property that is included in total non-performing assets. The Company’s non-performing assets to total assets ratio increased to 1.55% from 1.40% at June 30, 2012 and 2011, respectively.

There were $1.7 million in loans delinquent less than 90 days and $4.4 million in loans delinquent 90 days or more with total delinquencies of $6.1 million at June 30, 2012. This represents an increase in total delinquent loans of $3.4 million from June 30, 2011. Total delinquent loans were $2.7 million at June 30, 2011. Loans delinquent less than 90 days were $600 thousand and loans delinquent 90 days or more were $2.1 million at June 30, 2011.

The allowance for loan losses to total loans was 1.02% and 0.80% at June 30, 2012 and 2011, respectively. The Company has provided for all losses that are both probable and reasonably estimable at June 30, 2012 and 2011.

Non-Interest Income. The following table summarizes changes in non-interest income for the fiscal years indicated.

	For the Years Ended June 30,		Change
	2012	2011	$	%
	(In thousands)
Customer service fees	$372	$409	$(37)	(9.0)%
Loan servicing fees	28	41	(13)	(31.7)
Bank owned life insurance income	297	305	(8)	(2.6)
Other non-interest income	122	121	1	0.8

Non-interest income before net gains (losses)	819	876	(57)	(6.5)
Net gain on sale of loans	6	99	(93)	(93.9)
Net loss on disposal of assets	(26)	—	(26)	—
Net gain on sale of deposits	—	80	(80)	(100.0)
Write-down of other real estate property	(65)	(88)	23	(26.1)

Net gains (losses)	(85)	91	(176)	(193.4)

Total non-interest income	$734	$967	$(233)	(24.1)

The Company’s non-interest income decreased $233 thousand for the fiscal year ended June 30, 2012 to $734 thousand from $967 thousand for fiscal year end June 30, 2011. Net gains and losses decreased $176 thousand during the year ended June 30, 2012. The Company wrote down the sole property in Other Real Estate Owned to $40 thousand from $105 thousand contributing to the $85 thousand net losses for the fiscal year ended June 30, 2012. The Company charged-off $26 thousand for two ATMs, which were deemed non-compliant under new regulations contained within the recently amended Americans with Disability Act, during the fiscal year ended June 30, 2012. The Company saw a reduction in net gains on sale of loans of $93 thousand for the fiscal year ended June 30, 2012 as many of the loans originated during the year were retained in the residential mortgage portfolio. Non-interest income before net gains decreased $57 thousand, or 6.5% to $819 thousand for the year ended June 30, 2012 as compared to $876 thousand for the year ended June 30, 2011. Customer service fees decreased $37 thousand, or 9.0%, for the fiscal year ended June 30, 2012.

Non-Interest Expense. The following table summarizes changes in non-interest expense at the date and years indicated.

	For the Years Ended June 30,		Change
	2012	2011	$	%
	(In thousands)
Salaries and employee benefits	$6,726	$5,955	$771	12.9%
Occupancy and equipment	1,591	1,722	(131)	(7.6)
Data processing	780	720	60	8.3
Directors’ fees	356	331	25	7.6
FDIC assessments	284	258	26	10.1
Other non-interest expense	1,768	2,049	(281)	(13.7)

Total non-interest expense	$11,505	$11,035	$470	4.3

The Company’s non-interest expense increased to $11.5 million for the fiscal year ended June 30, 2012 from $11.0 million for the fiscal year ended June 30, 2011, or 4.3%. Salaries and employee benefits increased 12.9%, or $771 thousand, to $6.7 million in the period ended June 30, 2012 primarily due to the inception of the Company’s equity compensation plan during the fiscal year ended June 30, 2012 and additions to staff. These increases were offset by a decrease in other non-interest expenses of $281 thousand, or 13.7%, to $1.8 million and a decrease in occupancy and equipment of $131 thousand for the period ended June 30, 2012. The decrease in other non-interest expense was primarily due to a decrease of $200 thousand in legal, regulatory, and accounting costs due to the Company’s initial public offering that were necessary to operate as a public company and a decrease of $51 thousand due to a reduction in advertising expenses as a result of the completion of the Company’s previously disclosed money market promotion. The decrease in occupancy and equipment was primarily due to the sale of the Company’s Washington D.C. branch in the third fiscal quarter of 2011.

Income Tax Expense. The Bank recorded income tax expense of $185 thousand for the fiscal year ended June 30, 2012, compared to an income tax benefit of $383 thousand for the fiscal year ended June 30, 2011. The effective tax rate for fiscal 2012 was 40.8%, while the effective tax rate for fiscal 2011 was 30.9%. The increase in rate for fiscal year 2012 is the result of amounts associated with stock options and the ESOP plan.

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

A loan is placed on non-accrual status when payment of principal or interest is 90 days or more delinquent. If a loan is well secured and in the process of collection, exceptions to the non-accrual policy may be made. Loans may also be placed on non-accrual status if collection of principal or interest, in full, is in doubt. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed and further income is recognized only when full repayment of the loan is complete or the loan returns to accrual status, at which point income is recognized to the extent received. The loan may be returned to accrual status if both principal and interest payments are brought current, there has been a period of sustained performance (generally six months), and full payment of principal and interest is expected.

Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets at the dates indicated.

	At June 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Mortgage	$891	$—	$446	$1,155	$315
Commercial real estate	5,080	5,292	—	—	—
Construction	—	—	—	1,304	—
Home equity loans and lines of credit	75	—	—	—	—
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—

Total non-accrual loans	6,046	5,292	446	2,459	315

Loan delinquent 90 days or greater and still accruing	—	—	—	—	—

Total non-performing loans	6,046	5,292	446	2,459	315

Real estate owned:
Residential mortgage	40	105	193	193	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—

Total real estate owned	40	105	193	193	—

Total non-performing assets	$6,086	$5,397	$639	$2,652	$315

Ratios:
Non-performing loans to total loans	2.04%	1.88%	0.16%	0.86%	0.11%
Non-performing assets to total assets	1.55%	1.40%	0.17%	0.73%	0.09%

For the year ended June 30, 2012, gross interest income that would have been recorded had non-accruing loans been current in accordance with their original terms was $321 thousand. The Bank recognized $338 thousand of interest income on such non-accruing loans on a cash basis during the fiscal year including interest recovered from prior periods.

Troubled Debt Restructurings. Loans are periodically modified to make concessions to help a borrower remain current on the loan and to avoid foreclosure. Generally, the Bank does not forgive principal or interest on loans or modify the interest rate on loans to rates that are below market rates. At June 30, 2012 and 2011, the Bank had $5.8 million and $2.8 million of these modified loans, respectively. At June 30, 2012, the Bank had $1.1 million in residential mortgage loans and home equity loans and lines of credit that were considered troubled debt restructures. At June 30, 2012, the Bank had $4.7 million commercial real estate loans that were considered troubled debt restructures. At June 30, 2011, the Bank had $731 thousand in residential mortgage loans and home equity loans and lines of credit and $2.0 million in commercial real estate loans that were considered troubled debt restructures. At June 30, 2010, the Bank had $1.9 million in residential mortgage loans and home equity loans and lines of credit and $1.5 million in commercial real estate loans that were considered troubled debt restructures. At June 30, 2009, the Bank had $1.0 million in residential mortgage loans that were considered trouble debt restructures. The Bank had no such modified loans at June 30, 2008.

Delinquent Loans. The following table sets forth loan delinquencies by type and by amount at the dates indicated.

(in thousands)	Loans Delinquent For
	31-90 Days	Over 90 Days	Total
	Amount	Amount	Amount
At June 30, 2012
Real estate loans:
Residential mortgage	$—	$894	$894
Commercial real estate	1,520	3,560	5,080
Construction	—	—	—
Home equity loans and lines of credit	139	—	139
Commercial business	—	—	—
Consumer	—	—	—

Total loans	$1,659	$4,454	$6,113

At June 30, 2011
Real estate loans:
Residential mortgage	$—	$—	$—
Commercial real estate	327	2,094	2,421
Construction	—	—	—
Home equity loans and lines of credit	273	—	273
Commercial business	—	—	—
Consumer	—	—	—

Total loans	$600	$2,094	$2,694

At June 30, 2010
Real estate loans:
Residential mortgage	$—	$446	$446
Commercial real estate	1,290	—	1,290
Construction	—	—	—
Home equity loans and lines of credit	—	—	—
Commercial business	—	—	—
Consumer	—	—	—

Total loans	$1,290	$446	$1,736

At June 30, 2009
Real estate loans:
Residential mortgage	$677	$483	$1,160
Commercial real estate	—	—	—
Construction	—	—	—
Home equity loans and lines of credit	—	—	—
Commercial business	—	—	—
Consumer	—	—	—

Total loans	$677	$483	$1,160

At June 30, 2008
Real estate loans:
Residential mortgage	$—	$315	$315
Commercial real estate	359	—	359
Construction	—	—	—
Home equity loans and lines of credit	—	—	—
Commercial business	—	—	—
Consumer	—	—	—

Total loans	$359	$315	$674

Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired it is recorded at estimated fair value at the date of foreclosure less the cost to sell, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions. Holding costs and declines in estimated fair value result in charges to expense after acquisition. At June 30, 2012 and June 30, 2011 the Bank had $40 thousand and $105 thousand respectively, of real estate owned. At June 30, 2010 and 2009, the same property was held at $193 thousand in real estate owned. The Bank had no real estate owned at June 30, 2008.

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

The following table details classified assets, assets designated as special mention, and criticized assets at the dates indicated.

	At June 30,
	2012	2011
	(In thousands)
Classified assets:
Substandard	$11,820	$8,736
Doubtful	—	—
Loss	—	—

Total classified assets	11,820	8,736
Special mention	259	5,475

Total criticized assets	$12,079	$14,211

The Bank had $11.8 million in loans classified as substandard at June 30, 2012 as compared to $8.7 million at June 30, 2011. At June 30, 2012, $6.9 million of the loans classified as substandard were residential mortgage or commercial real estate loans that were collateral-dependent. Management reviewed these loans for impairment on an individual loan or relationship basis.

At June 30, 2012, Management determined that eight of the loans listed as substandard, for a total of $5.4 million, were both considered impaired and troubled debt restructures. Accordingly, a specific allowance for loan losses for these loans was provided or the loans were written down to current market value. An analysis was completed for each of the loans listed as substandard according to the methodology described in “Allowance for Loan Losses.” Based on this analysis, the Bank provided specific reserves of $150 thousand for these loans.

Allowance for Loan Losses

The Bank provides for loan losses based upon the consistent application of the documented allowance for loan loss methodology. All loan losses are charged to the allowance for loan losses and all recoveries are credited to the same. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in Management’s judgment, deserve current recognition in estimating probable losses. Management regularly reviews the loan portfolio and makes provisions for loan losses in order to maintain the allowance for loan losses in accordance with U.S. GAAP. The Bank considers residential mortgage loans and home equity loans and lines of credit as small, homogeneous loans, which are evaluated for impairment collectively based on historical loss experience. Commercial real estate and commercial business loans are viewed individually and considered impaired if the probability exists that the Bank will be unable to collect contractually obligated principal and interest cash flows. The allowance for loan losses consists primarily of three components:

(1)	specific allowances established for impaired loans (as defined by U.S. GAAP). For a non-collateral dependent loan, the amount of impairment, if any, is estimated as the difference between the estimated present value based on Management’s assumptions regarding future cash flows and discounted at the loans original yield, and the carrying value of the loan. Impaired loans for which the estimated present value of the loan exceeds the carrying value of the loan do not reduce specific allowances;

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

Historically, the Bank experienced limited loan losses. More recently, as the Bank has experienced increased loan losses, Management utilized the Bank’s historical loss experience in determining applicable portions of the allowance for loan losses. Periodically, the Bank adjusts its historical loss experience to reflect current economic conditions, as well as increases in commercial real estate and commercial business loans.

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

Generally, the Bank underwrites commercial real estate and residential real estate loans at a loan-to-value ratio of 75% or less. Accordingly, in the event that a loan becomes past due, Management will conduct visual inspections of collateral properties and/or review publicly available information, such as online databases, to ascertain property values. The Bank may request a formal third party appraisal for various reasons including, but not limited to, age of previous appraisal, changes in market condition, and changes in borrower’s condition. For loans initially determined to be impaired loans, the Bank utilizes the ascertained or appraised property value in determining the appropriate specific allowance for loan losses attributable to a loan as described above. In addition, changes in the appraised value of properties securing loans can result in an increase or decrease in the general allowance for loan losses as an adjustment to the historical loss experience due to qualitative and environmental factors, as described above.

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

The following table sets forth activity in the Company’s allowance for loan losses for the fiscal years indicated.

	At or for the Fiscal Years Ended June 30,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Balance at beginning of the year	$2,246	$1,737	$1,167	$483	$609
Charge-offs:
Real estate loans:
Residential mortgage	3	15	1	39	—
Commercial real estate	218	166	136	164	126
Construction	—	—	—	—	—
Home equity loans and lines of credit	90	79	571	—	—
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—

Total charge-offs	311	260	708	203	126
Recoveries:
Real estate loans:
Residential mortgage	15	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Home equity loans and lines of credit	—	30	—	—	—
Commercial business	—	—	—	10	—
Consumer	—	—	—	—	—

Total recoveries	15	30	—	10	—
Net charge-offs	296	230	708	193	126
Provision	1,085	739	1,278	877

Balance at end of year	$3,035	$2,246	$1,737	$1,167	$483

Ratios:
Net charge-offs to average loans	0.10%	0.08%	0.26%	0.07%	0.04%
Allowance for loan losses to non-performing loans	50.20%	42.44%	389.46%	47.46%	153.33%
Allowance for loan losses to total loans	1.02%	0.80%	0.63%	0.41%	0.17%

For additional information with respect to the portions of the allowance for loan losses attributable to the Company’s loan classifications see “—Allocation of Allowance for Loan Losses.” For additional information with respect to non-performing loans and delinquent loans, see “—Non-performing and Problem Assets—Non-performing Assets” and “—Non-performing and Problem Assets—Non-performing Assets—Delinquent Loans.”

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category.

	At June 30,
	2012		2011		2010		2009		2008
	Allowance for Loan Losses	Percent of Total Loans	Allowance for Loan Losses	Percent of Total Loans	Allowance for Loan Losses	Percent of Total Loans	Allowance for Loan Losses	Percent of Total Loans	Allowance for Loan Losses	Percent of Total Loans
	(dollars in thousands)
Real estate loans:
Residential mortgage	$772	31.5%	$528	34.5%	$449	44.5%	$185	53.3%	$238	62.0%
Commercial real estate	955	45.9	697	38.6	820	30.7	319	22.8	31	22.5
Construction	7	0.6	2	0.4	2	0.4	285	1.7	63	1.1
Home equity loans and lines of credit	390	11.2	440	13.8	175	15.0	18	14.3	42	12.4
Commercial business	670	10.8	383	12.7	127	9.4	360	7.9	92	1.9
Consumer	—	—	—	—	—	—	—	—	5	0.1

Total allocated allowance	2,794	100.0	2,050	100.0	1,573	100.0	1,167	100.0	471	100.0
Unallocated	241	—	196	—	164	—	—	—	12	—

Total	$3,035	100.0%	$2,246	100.0%	$1,737	100.0%	$1,167	100.0%	$483	100.0%

The primary driver of the amount of the allowance for loan losses is the Company’s determination of the level of risk in the loan portfolios. This risk is attributable to several factors, as discussed in “Allowance for Loan Losses.” The Company determined there is lower risk in the residential mortgage portfolio; which consists primarily of conventionally underwritten mortgages that generally conform to Fannie Mae and Freddie Mac guidelines. The Company believes more risky portions of the loan portfolio include commercial real estate, commercial business, and construction loans, and home equity loans and lines of credit. Commercial real estate loans comprise the largest component of total loans. Commercial real estate loans increased to 45.9% of the loan portfolio at June 30, 2012 from 38.6% and 22.5% of the total loan portfolio at June 30, 2011 and 2008, respectively. Commercial business loans decreased to 10.8% of total loans from 12.7% of total loans at June 30, 2012 and increased from 1.9% of total loans at June 30, 2008. The increases over time in both portfolios are a continuation of Management’s strategic plan to grow the commercial loan portfolios. The allowance for loan losses associated with commercial real estate loans increased to $955 thousand at June 30, 2012 from $697 thousand and $31 thousand at June 30, 2011 and 2008, respectively, as commercial real estate loans continued to grow as a percentage of total loans. Home equity loans and lines of credit decreased to 11.2% from 13.8% of total loans at June 30, 2012 and 2011 respectively and the allowance allocated to home equity loans and lines of credit also decreased. The allowance for loan losses also increased due to the negative impact on the historical factors used to calculate the allowance for loan losses as a result of an increase in charge-offs as discussed in “Comparison of Operating Results for the Fiscal Years Ended June 30, 2012 and 2011—Provision for Loan Losses.”

Management of Market Risk

General. The Company’s most significant form of market risk is interest rate risk because, as a financial institution, the majority of the Company’s assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of the Company’s operations is to manage interest rate risk and limit the exposure of the net interest income to changes in market interest rates. The Company’s Board of Directors has established an Asset/Liability Management Committee (“ALCO”), which is responsible for evaluating the interest rate risk inherent in the Company’s assets and liabilities, for determining the level of risk that is appropriate, given the Company’s business strategy, operating environment, capital, liquidity, and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

Historically, the Bank operated as a traditional thrift institution. Therefore, the significant portion of the Bank’s assets consisted of longer-term, fixed rate residential mortgage loans and mortgage-backed securities, which were funded primarily with checking and savings accounts and short-term borrowings. In recent years, in an effort to decrease the Bank’s exposure to interest rate risk, the Bank sold newly originated long term (primarily 30 year), residential mortgage loans and shifted the Bank’s focus to originating commercial real estate and commercial business loans, which generally have shorter maturities than residential mortgage loans and are primarily originated with an adjustable interest rate.

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

In addition, changes in interest rates can affect the fair values of financial instruments. For additional information, see the Fair Value note in the accompanying Notes to the Consolidated Financial Statements.

Net Portfolio Value

The table below sets forth, as of June 30, 2012, the Bank’s internal calculation of the estimated changes in Net Portfolio Value (“NPV”), the difference between the present value of an institution’s assets and liabilities, that would result from the designated instantaneous changes in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3) (4)	Increase (Decrease) in NPV Ratio as a Percent of Present Value of Assets (bp) (3) (4)
+300	$75,549	$(3,662)	-4.6%	20.03%	0.13
+200	$77,600	$(1,611)	-2.0%	20.18%	0.28
+100	$78,726	$(485)	-0.6%	20.10%	0.20
0	$79,211	$—	0.0%	19.90%	—
-100	$74,806	$4,405	5.6%	18.68%	1.22

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. The Bank’s primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Atlanta, borrowings from the Federal Reserve Bank of Richmond, repurchase agreements, and maturities, principal repayments, and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank’s ALCO, under the direction of the Company’s Chief Financial Officer, is responsible for establishing and monitoring liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of the Bank’s customers, as well as, unanticipated contingencies. Management believes that the Bank has enough sources of liquidity to satisfy short- and long-term liquidity needs as of the current fiscal year end.

The Bank regularly monitors and adjusts the amounts of liquid assets based upon the assessment of:

(i)	expected loan demand;

(ii)	expected deposit flows and borrowing maturities;

(iii)	yields available on interest-earning deposits and securities; and

(iv)	the objectives of the Bank’s asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short-term securities and are also used to pay off short-term borrowings.

The most liquid assets are cash and cash equivalents. The level of these assets is dependent on the operating, financing, lending, and investing activities during any given period. At June 30, 2012, cash and cash equivalents totaled $31.5 million as compared to $38.0 million at June 30, 2011.

Cash flows are derived from operating activities, investing activities, and financing activities as reported in the Company’s Consolidated Statements of Cash Flows included in the Company’s Consolidated Financial Statements.

At June 30, 2012, the Bank had $67.5 million in loan commitments outstanding. At June 30, 2012 unfunded commitments under lines of credit, including letters of credit, were $46.6 million and commitments to grant loans were $20.9 million. Certificates of deposit due within one year of June 30, 2012 totaled $45.3 million. If these deposits do not remain with the Bank, the Bank may be required to seek other sources of funds, including loan sales, brokered deposits, repurchase agreements, Federal Home Loan Bank advances, and Federal Reserve Bank borrowings. However, recently, the Bank has held cash in excess of funding needs because of increased prepayments on longer-term, residential mortgage loans, resulting from refinancings with other financial institutions, and repayments on the Bank’s securities investments, which has enabled the Bank to lower deposit pricing and allow higher-cost brokered certificates of deposit to run off. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than it currently pays on certificates of deposit due on or before June 30, 2013. Management believes, however, based on historical experience and current market interest rates that the Bank will retain, upon maturity, a large portion of the certificates of deposit with maturities of one year or less as of June 30, 2012.

The Bank’s primary investing activities are loan originations and security purchases. During the fiscal years ended June 30, 2012 and 2011, Bank originations and purchases of loans, net of principal collections, were $14.7 million and $4.2 million of loans, respectively. During these years, the Bank also purchased $10.1 million and $14.8 million of securities, respectively. Security purchases were offset by principal collections of $12.5 million and $9.1 million, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. The Bank experienced net increases in deposits of $12.5 million for the year ended June 30, 2012 and $23.6 million for the fiscal year ended June 30, 2011. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and the Bank’s local competition, and by other factors.

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond the Bank’s ability to generate funds internally, borrowing agreements exist with the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank, which provide an additional source of funds. The Bank also utilizes securities sold under agreements to repurchase as another borrowing source. Federal Home Loan Bank advances decreased by $2.6 million for the fiscal year ended June 30, 2012, compared to a decrease of $7.2 million for the fiscal year ended June 30, 2011. At June 30, 2012, the Bank had the ability to borrow up to an additional $44.0 million from the Federal Home Loan Bank of Atlanta and the ability to borrow from the Federal Reserve Bank based upon pledging of securities; the Bank has less than $1.0 million in securities pledged to the Federal Reserve Discount Window. Securities sold under agreements to repurchase increased $868 thousand for the fiscal year ended June 30, 2012, compared to a decrease of $4.7 million for the fiscal year ended June 30, 2011. At June 30, 2012, the Bank had the ability to borrow a total of approximately $66.1 million from the FHLBA, the Federal Reserve Bank, and in the securities sold under the agreement to repurchase market.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2012, The Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation,” “Federal Banking Regulation,” “Capital Requirements,” and the Regulatory Matters and Capital Requirements note in the accompanying Notes to the Consolidated Financial Statements.

On May 19, 2011, the Company announced that its Board of Directors had adopted a stock repurchase program. Under the repurchase program, the Company could repurchase up to 462,875 shares of its common stock, or approximately 10% of the current outstanding shares. The Company completed the initial stock repurchase program in May 2012. On February 16, 2012, the Company announced that its Board of Directors had adopted a second stock repurchase program. Under the second program, the Company may repurchase up to 208,294 shares of its common stock, or approximately 5% of the shares outstanding at the end of the initial program.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, the Bank routinely is a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent the Company’s potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Bank. In addition, the Bank enters into commitments to sell mortgage loans. For additional information, see the Off Balance Sheet Activities note in the accompanying Notes to the Consolidated Financial Statements.

Contractual Obligations. In the ordinary course of the Company’s operations, the Bank enters into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments. The following table summarizes the Company’s significant fixed and determinable contractual obligations and other funding needs by payment date at the date listed. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

Contractual Obligations at June 30, 2012	One year or less	More than one year to three years	More than three years to five years	More than five years	Total
	(in thousands)
Long-term debt	$8,000	$3,997	$15,000	$—	$26,997
Operating leases	350	643	688	1,258	2,939
Certificates of deposit	45,255	12,451	3,083	—	60,789
Other long-term liabilities	5,000	—	—	—	5,000

Total	$58,605	$17,091	$18,771	$1,258	$95,725

Commitments to extend credit	$67,501	$—	$—	$—	$67,501

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

OBA FINANCIAL SERVICES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

OBA Financial Services, Inc.

Germantown, Maryland

We have audited the accompanying consolidated statements of condition of OBA Financial Services, Inc. and subsidiary (the “Company”) as of June 30, 2012 and 2011 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OBA Financial Services, Inc. and subsidiary as of June 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Harrisburg, Pennsylvania

September 28, 2012

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Condition

(In thousands, except share data)	June 30, 2012	June 30, 2011
Assets:
Cash and due from banks	$14,916	$32,535
Federal funds sold	16,609	5,433

Cash and cash equivalents	31,525	37,968
Interest bearing deposits with other banks	9,490	7,058
Securities available for sale	34,454	35,828
Securities held to maturity (fair value of $2,549 and $3,795)	2,396	3,623
Federal Home Loan Bank stock, at cost	2,169	2,987
Loans	296,241	281,866
Less: allowance for loan losses	3,035	2,246

Net loans	293,206	279,620
Premises and equipment, net	6,186	6,285
Bank owned life insurance	8,898	8,601
Other assets	3,762	4,475

Total assets	$392,086	$386,445

Liabilities:
Deposits:
Noninterest-bearing	$40,003	$29,468
Interest-bearing	229,569	227,563

Total deposits	269,572	257,031
Securities sold under agreements to repurchase	16,434	15,566
Federal Home Loan Bank advances	26,997	29,618
Advance payments from borrowers for taxes and insurance	1,707	1,921
Other liabilities	1,661	1,449

Total liabilities	316,371	305,585

Stockholders’ Equity:
Preferred stock (par value $.01); authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock (par value $.01); authorized 100,000,000 shares; issued and outstanding 4,139,597 and 4,602,050 shares at June 30, 2012 and June 30, 2011, respectively	41	46
Additional paid-in capital	38,697	44,419
Unearned ESOP shares	(3,240)	(3,425)
Retained earnings	39,409	39,141
Accumulated other comprehensive income	808	679

Total stockholders' equity	75,715	80,860

Total liabilities and stockholders' equity	$392,086	$386,445

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Income

	Years Ended June 30,
(In thousands, except per share data)	2012	2011
Interest and Dividend Income:
Loans receivable, including fees	$14,697	$15,063
Investment securities:
Interest—taxable	1,086	1,092
Dividends	31	28
Federal funds sold	94	65

Total interest and dividend income	15,908	16,248

Interest Expense:
Deposits	2,262	2,623
Federal Home Loan Bank advances	1,126	1,333
Securities sold under agreements to repurchase	211	245

Total interest expense	3,599	4,201

Net interest income	12,309	12,047
Less provision for loan losses	1,085	739

Net interest income after provision for loan losses	11,224	11,308

Non-Interest Income:
Customer service fees	372	409
Loan servicing fees	28	41
Bank owned life insurance income	297	305
Net gains (losses)	(85)	91
Other non-interest income	122	121

Total non-interest income	734	967

Non-Interest Expense:
Salaries and employee benefits	6,726	5,955
Occupancy and equipment	1,591	1,722
Data processing	780	720
Directors’ fees	356	331
FDIC assessments	284	258
Other non-interest expense	1,768	2,049

Total non-interest expense	11,505	11,035

Income before income taxes	453	1,240
Income tax expense	185	383

Net income	$268	$857

Basic earnings per share	$0.07	$0.20

Diluted earnings per share	$0.07	$0.20

Basic weighted average shares outstanding	3,952,585	4,273,799

Diluted weighted average shares outstanding	3,971,102	4,273,799

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years Ended June 30, 2012 and 2011

(In thousands, except share data)	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances, July 1, 2010	$46	$44,759	$(3,610)	$38,284	$743	$80,222

Comprehensive income:
Net income				857		857
Other comprehensive loss, net of tax:
Net unrealized losses on available for sale securities, net of tax benefit of ($39)					(64)	(64)

Total comprehensive income						793

Purchase and retirement of 26,700 shares of Company stock		(396)				(396)
ESOP shares committed to be released (18,515 shares)		56	185			241

Balances, June 30, 2011	$46	$44,419	$(3,425)	$39,141	$679	$80,860

Comprehensive income:
Net income				268		268
Other comprehensive income, net of tax:
Net unrealized gains on available for sale securities, net of tax of $81					129	129

Total comprehensive income						397

Purchase and retirement of 462,453 shares of Company stock	(5)	(6,665)				(6,670)
Share Based Compensation		860				860
ESOP shares committed to be released (18,515 shares)		83	185			268

Balances, June 30, 2012	$41	$38,697	$(3,240)	$39,409	$808	$75,715

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
(in thousands)	2012	2011
Operating Activities:
Net income	$268	$857

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,085	739
Depreciation and amortization of premises and equipment	719	648
Net amortization of securities premiums and discounts	450	151
Proceeds from sales of loans held for sale	307	3,527
Originated loans held for sale	(301)	(3,428)
Net gains on sales of loans	(6)	(99)
Net loss on disposal of fixed assets	26	—
Amortization of net deferred loan costs (fees)	9	(28)
Write-down of foreclosed assets	65	88
Net gain on sale of deposits	—	(80)
Bank owned life insurance income	(297)	(305)
ESOP expense	268	241
Share-based compensation expense	860	—
Amortization of mortgage servicing rights	10	9
Amortization of brokered deposit premiums	13	28
Deferred income tax (benefit) expense	22	(164)
Changes in other assets and liabilities, net	734	527

Total adjustments	3,964	1,854

Net cash provided by operating activities	4,232	2,711

Investing Activities:
Principal collections and maturities of securities available for sale	11,281	8,094
Principal collections and maturities of securities held to maturity	1,220	1,004
Purchases of securities available for sale	(10,140)	(14,820)
Redemption of Federal Home Loan Bank Stock, net	818	896
Increase in interest bearing deposits with other Banks, net	(2,432)	(1,986)
Loan purchases	—	(4,121)
Loan originations less principal collections, net	(14,680)	(112)
Net purchases of premises and equipment	(646)	(871)

Net cash used in investing activities	(14,579)	(11,916)

Financing Activities:
Sale of deposits	—	(10,421)
Increase in deposits	12,541	34,227
Increase (decrease) in securities sold under agreements to repurchase	868	(4,726)
Proceeds from FHLB advances	80,000	15,000
Repayment of FHLB advances	(82,621)	(22,216)
Net decrease in advance payments from borrowers for taxes and insurance	(214)	(341)
Purchase and retirement of Company stock	(6,670)	(396)

Net cash provided by financing activities	3,904	11,127

Increase (decrease) in cash and cash equivalents	(6,443)	1,922
Cash and cash equivalents at beginning of period	37,968	36,046

Cash and cash equivalents at end of period	$31,525	$37,968

Supplemental Disclosures:
Interest paid	$3,721	$4,166
Income taxes paid (refunded)	(129)	568

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

Note 1—Organization and Nature of Operations

In December 2007, OBA Bank (“Bank”) reorganized into a three-tier mutual holding company structure. As part of the reorganization, the Bank converted from a mutual savings bank into a federally chartered stock savings bank and formed OBA Bancorp, Inc., a federally chartered mid-tier stock holding company, and OBA Bancorp, MHC, a federally chartered mutual holding company. The Bank became a wholly-owned subsidiary of OBA Bancorp, Inc. and OBA Bancorp, Inc. became a wholly-owned subsidiary of OBA Bancorp, MHC.

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

The Bank is a community-oriented banking institution providing a variety of financial services to individuals and small businesses through its offices in Montgomery, Anne Arundel, and Howard Counties, Maryland. Its primary deposits are demand and time certificate accounts and its primary lending products are residential mortgage and commercial mortgage loans.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of OBA Financial Services, Inc. and OBA Bank. These entities are collectively referred to as the Company in the following notes to consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Statement of Condition and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly sensitive to change in the near term relates to the determination of the allowance for loan losses, other than temporary impairment of investment securities, and the evaluation of deferred tax assets for recoverability.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within the Washington, D.C. metropolitan region of the country. The Securities note contained within the Notes to the Consolidated Financial Statements discusses the types of securities in which the Company has invested. The Credit Quality of Loans and Provision and Allowance for Loan Losses note contained within the Notes to the Consolidated Financial Statements discusses the types of lending engaged in by the Company. The Company does not have any significant concentrations in any one industry or customer.

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

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Securities not classified as held to maturity including equity securities with readily determinable fair values, are classified as available for sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

When the fair value of a held to maturity or available for sale security is less than its amortized cost basis, an assessment is made at the statement of financial condition date as to whether other-than-temporary impairment (“OTTI”) is present.

The Company considers numerous factors when determining whether a potential OTTI exists and the period over which the debt security is expected to recover. The principal factors considered are the length of time and the extent to which the fair value has been less than the amortized cost basis, the financial condition of the issuer (and guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, the failure of the issuer of the security to make scheduled interest or principal payments, changes to the rating of the security by a rating agency, and the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

For debt securities, OTTI is considered to have occurred if the Company intends to sell the security, it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, or if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. In determining the present value of expected cash flows, the Company discounts the expected cash flows at the effective interest rate implicit in the security at the date of acquisition or, for debt securities that are beneficial interests in securitized financial assets, at the current rate used to accrete the beneficial interest. In estimating cash flows expected to be collected, the Company uses available information with respect to security prepayment speeds, expected default rates and severity, whether subordinated interests, if any, are capable of absorbing estimated losses and the value of any underlying collateral.

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

For debt securities, credit related OTTI is recognized in income while non-credit related OTTI on securities not expected to be sold is recognized in other comprehensive income / (loss) (“OCI”). Credit related OTTI is measured as the difference between the present value of an impaired security’s expected cash flows and its amortized cost basis. Non-credit related OTTI is measured as the difference between the fair value of the security and its amortized cost less any credit related losses recognized. For securities classified as held to maturity, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods. For equity securities, the entire amount of OTTI is recognized in income.

Interest and dividend income is recognized when earned. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank to hold stock of its district FHLBA according to a predefined formula. FHLBA stock represents the required investment in the common stock of the FHLBA and is carried at cost. FHLBA stock ownership is restricted and the stock can be sold only to the FHLBA or to another member institution at its par value per share.

The Company evaluates the FHLBA stock for impairment. The Company’s determination of whether this investment is impaired is based on an assessment of the ultimate recoverability of its cost rather than by recognizing temporary declines in value. The determination of whether a decline in value affects the ultimate recoverability of its cost is influenced by criteria such as, but not limited to, the significance of the decline in net assets of the FHLBA as compared to the capital stock amount for the FHLBA and the length of time this situation has persisted, commitments by the FHLBA to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBA, and the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBA.

For additional information, see the Federal Home Loan Bank stock note in the accompanying Notes to the Consolidated Financial Statements.

Loans Held for Sale

Loans held for sale are stated at the lower of aggregate cost or fair value. Net fees and costs of originating loans held for sale are deferred and are included in the basis for determining the gain or loss on sales of loans. There were no loans held for sale at June 30, 2012 and 2011.

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

Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosures are held for sale and are initially recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by the Company and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. Foreclosed assets amounted to $40 thousand at June 30, 2012 and $105 thousand at June 30, 2011 and are included in other assets.

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

Stock-based Compensation

The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, which requires public companies to recognize compensation expense related to stock-based compensation awards in their statements of income. Compensation expense is equal to the fair value of the stock-based compensation awards and is recognized over the vesting period of such awards. More information is provided in the Notes of the consolidated financial statements.

Bank Owned Life Insurance

The Company invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Company on a chosen group of employees. The Company is the owner and beneficiary of the life insurance policies, and as such, the investment is carried at the cash surrender value of the underlying policies. Income from the increase in cash surrender value of the policies is included in non-interest income in the consolidated statements of operations.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Advertising Costs

Advertising costs are expensed as incurred. For the years ended June 30, 2012 and 2011, advertising expense was $175 thousand and $225 thousand, respectively.

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

Reclassifications

Certain amounts in the 2011 financial statements have been reclassified to conform with the 2012 presentation.

The components of other comprehensive income / (loss) and related tax effects are as follows:

	Years Ended June 30,
	2012	2011
	(In thousands)
Net unrealized gains (losses) on available for sale securities	210	(103)
Tax effect	81	(39)

Net of tax amount	$129	$(64)

Accumulated other comprehensive income consists of the following:

	June 30,
	2012	2011
	(In thousands)
Net unrealized gains on available for sale securities	$1,324	$1,114
Tax effect	(516)	(435)

Total	$808	$679

Subsequent Events

In accordance with FASB ASC Topic 855, the Company evaluated the events and transactions that occurred after the statement of position date of June 30, 2012 through the date these consolidated statements were issued.

Recent Accounting Pronouncements

ASU 2011-04 (Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs)

This ASU amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The ASU clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The ASU also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The ASU also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. The Company has implemented the provisions of this ASU, which resulted in expanded disclosures.

Accounting Standards Update 2011-05

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments improve the comparability, consistency and transparency of financial reporting to increase the prominence of items reported in other comprehensive income. The effective date is fiscal years and interim periods within those years beginning after December 15, 2011. Early application is permitted. This update is not expected to have a material impact on the Company’s consolidated financial statements.

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

Note 3—Restrictions on Cash and Amounts Due From Banks

The Company is required to maintain average reserve balances on hand or with the Federal Reserve Bank. At June 30, 2012 and 2011, these reserve balances amounted to $5.5 million and $5.3 million, respectively.

Note 4—Federal Home Loan Bank Stock

The FHLBA, during the years ended 2008, 2009, and 2010, experienced higher levels of OTTI in its investment portfolio, primarily on private label mortgage-backed securities, which had adversely impacted its operating results and capital and raised concerns about whether its capital levels could be reduced below regulatory requirements.

As of June 30, 2012, the FHLBA was in compliance with all of its regulatory capital requirements. Total regulatory capital-to-assets ratio was 5.41%, exceeding the minimum 4.00% requirement and its risk-based capital was $6.5 billion, which is $4.8 billion in excess of the $1.7 billion required.

The Company believes the FHLBA’s operating results and capital levels will continue to improve as conditions in the housing industry and economy improve. In addition, the Company believes that the FHLBA has met all payment commitments required by law or regulation and that there has been no significant legislative and regulatory changes impacting its customer base.

The Company has the intent and ability to hold the FHLBA stock for the amount of time necessary to recover its investment and, based on its evaluation, there was no impairment recorded on FHLBA stock in 2012 or 2011.

Note 5—Securities

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2012
Securities available for sale:
Debt Securities:
Residential mortgage-backed securities (1)	$33,010	$1,340	$—	$34,350
Trust preferred securities	70	—	(16)	54

Total debt securities available for sale	33,080	1,340	(16)	34,404
Equity Securities	50	—	—	50

Total securities available for sale	33,130	1,340	(16)	34,454

Securities held to maturity:
Debt Securities:
Residential mortgage-backed securities (1)	2,396	153	—	2,549

Total debt securities held to maturity	2,396	153	—	2,549

Total investment securities	$35,526	$1,493	$(16)	$37,003

June 30, 2011
Securities available for sale:
Debt Securities:
Residential mortgage-backed securities (1)	$34,547	$1,116	$—	$35,663
Trust preferred securities	117	—	(2)	115

Total debt securities available for sale	34,664	1,116	(2)	35,778
Equity Securities	50	—	—	50

Total securities available for sale	34,714	1,116	(2)	35,828

Securities held to maturity:
Debt Securities:
Residential mortgage-backed securities (1)	3,623	172	—	3,795

Total debt securities held to maturity	3,623	172	—	3,795

Total investment securities	$38,337	$1,288	$(2)	$39,623

(1)

All residential mortgage-backed securities were issued by United States government agencies including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation or Government National Mortgage Association. The Company had no private label residential mortgage-backed securities at June 30, 2012 and 2011 or during the years then ended.

The amortized cost and fair value of debt securities by contractual payment dates at June 30, 2012 follows:

	Available for sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due after ten years	$70	$54	$—	$—
Residential mortgage-backed securities	33,010	34,350	2,396	2,549

Total	$33,080	$34,404	$2,396	$2,549

Residential mortgage-backed securities have been aggregated as they have no single maturity date.

At June 30, 2012 and 2011, the carrying amount of securities pledged to secure repurchase agreements was $20.8 million and $17.5 million, respectively.

Information pertaining to securities with gross unrealized losses at June 30, 2012 and 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
			(In thousands)
June 30, 2012

Trust preferred securities	$—	$—	$16	$54	$16	$54
June 30, 2011
Trust preferred securities	$—	$—	$2	$115	$2	$115

At June 30, 2012, the Company’s sole trust preferred security is a variable rate pool of trust preferred securities issued by insurance companies or their holding companies. This position and the related unrealized loss in the trust preferred security is not material to the Company’s consolidated financial position or results of operations. The decline in the fair value of this security has been caused by collateral deterioration due to failures and credit concerns across the financial services sector, the widening of credit spreads for asset-backed securities, and general illiquidity and, as a result, inactivity in the market for these securities. The unrealized loss in the table above was not recognized in income as the Company believes the present value of expected cash flows is sufficient to recover the entire amortized cost basis.

There were no cumulative credit losses related to other-than-temporary impairment charges for the fiscal years ended June 30, 2012 and 2011.

Note 6—Credit Quality of Loans and Allowance for Loan Losses

A summary of the balances of loans receivable follows:

	June 30,
	2012	2011
	(In thousands)
Commercial business	$32,183	$36,041
Commercial real estate	136,036	108,756
Construction	1,850	1,180
Residential mortgages	93,266	97,285
Home equity loans and lines of credit	32,765	38,329

Loans	296,100	281,591
Net deferred commercial loan fees	(204)	(181)
Net deferred home equity costs	345	456

Loans net of deferred (fees) costs	296,241	281,866
Allowance for loan losses	(3,035)	(2,246)

Total loans, net	$293,206	$279,620

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

The following table presents the classes of the loan portfolio summarized by loan rating within the Company’s internal risk rating system as of the date listed:

As of June 30, 2012	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial business	$28,785	$—	$3,398	$—	$32,183
Commercial real estate	129,409	184	6,443	—	136,036
Construction	1,850	—	—	—	1,850
Residential mortgage	91,320	—	1,946	—	93,266
Home equity loans and lines of credit	32,657	75	33	—	32,765

Total	$284,021	$259	$11,820	$—	$296,100

As of June 30, 2011	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial business	$33,199	$1,788	$1,054	$—	$36,041
Commercial real estate	98,084	3,687	6,985	—	108,756
Construction	1,180	—	—	—	1,180
Residential mortgage	96,588	—	697	—	97,285
Home equity loans and lines of credit	38,329	—	—	—	38,329

Total	$267,380	$5,475	$8,736	$—	$281,591

The performance and credit quality of the loan portfolio is also monitored by the analyzing of the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due and non-accrual status as of the date listed:

As of June 30, 2012	31-60 Days Past Due	61-90 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Non-Accrual Loans
(In thousands)
Commercial business	$—	$—	$—	$—	$32,183	$32,183	$—
Commercial real estate	1,520	—	3,560	5,080	130,956	136,036	5,080
Construction	—	—	—	—	1,850	1,850	—
Residential mortgage	—	—	894	894	92,372	93,266	891
Home equity loans and lines of credit	139	—	—	139	32,626	32,765	75

Total	$1,659	$—	$4,454	$6,113	$289,987	$296,100	$6,046

As of June 30, 2011	31-60 Days Past Due	61-90 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Non-Accrual Loans
(In thousands)
Commercial business	$—	$—	$—	$—	$36,041	$36,041	$—
Commercial real estate	—	327	2,094	2,421	106,335	108,756	5,292
Construction	—	—	—	—	1,180	1,180	—
Residential mortgage	—	—	—	—	97,285	97,285	—
Home equity loans and lines of credit	198	75	—	273	38,056	38,329	—

Total	$198	$402	$2,094	$2,694	$278,897	$281,591	$5,292

The Company had no loans greater than 90 days past due on which interest was still accruing as of June 30, 2012 and 2011. Interest recognized using the cash basis on nonaccrual loans during the years ended June 30, 2012 and 2011 was $338 thousand and $106 thousand, respectively. Interest of $108 thousand and $121 thousand was not recognized as interest income due to non-accrual status of loans during the years ended June 30, 2012 and 2011, respectively, exclusive of loans with interest recovered from prior periods.

A summary analysis of the allowance for loan losses follows:

	Years Ended June 30,
	2012	2011
	(In thousands)
Balance at beginning of year	$2,246	$1,737
Provision for loan losses	1,085	739
Loans charged-off	(311)	(260)
Recoveries	15	30

Balance at end of year	$3,035	$2,246

The following tables set forth the activity in and allocation of the allowance for loan losses by loan portfolio class as of and for the periods listed.

For the year ended June 30, 2012	Commercial business	Commercial real estate	Construction	Residential mortgage	Home equity loans and lines of credit	Unallocated	Total loans
(In thousands)
Allowance for loan losses:
Beginning Balance	$383	$697	$2	$528	$440	$196	$2,246
Charge-offs	—	(218)	—	(3)	(90)	—	(311)
Recoveries	—	—	—	15	—	—	15
Provisions	287	476	5	232	40	45	1,085

Ending balance	$670	$955	$7	$772	$390	$241	$3,035

For the year ended June 30, 2011	Commercial business	Commercial real estate	Construction	Residential mortgage	Home equity loans and lines of credit	Unallocated	Total loans
(In thousands)
Allowance for loan losses:
Beginning Balance	$127	$820	$2	$449	$175	$164	$1,737
Charge-offs	—	(166)	—	(15)	(79)	—	(260)
Recoveries	—	—	—	—	30	—	30
Provisions	256	43	—	94	314	32	739

Ending balance	$383	$697	$2	$528	$440	$196	$2,246

As of June 30, 2012	Commercial business	Commercial real estate	Construction	Residential mortgage	Home equity loans and lines of credit	Unallocated	Total loans
(In thousands)
Allowance for Loan Losses:
Ending allowance balance related to loans:
Individually evaluated for impairment	$—	$—	$—	$150	$—	$—	$150
Collectively evaluated for impairment	670	955	7	622	390	241	2,885

Total ending allowance balance	$670	$955	$7	$772	$390	$241	$3,035

Loans receivable:
Ending loan balance
Individually evaluated for impairment	$9	$6,442	$—	$1,434	$33		$7,918
Collectively evaluated for impairment	32,174	129,594	1,850	91,832	32,732		288,182

Total ending loan balance	$32,183	$136,036	$1,850	$93,266	$32,765		$296,100

As of June 30, 2011	Commercial business	Commercial real estate	Construction	Residential mortgage	Home equity loans and lines of credit	Unallocated	Total loans
(In thousands)
Allowance for Loan Losses:
Ending allowance balance related to loans:
Individually evaluated for impairment	$—	$—	$—	$90	$—	$—	$90
Collectively evaluated for impairment	383	697	2	438	440	196	2,156

Total ending allowance balance	$383	$697	$2	$528	$440	$196	$2,246

Loans receivable:
Ending loan balance
Individually evaluated for impairment	$—	$6,985	$—	$697	$—		$7,682
Collectively evaluated for impairment	36,041	101,771	1,180	96,588	38,329		273,909

Total ending loan balance	$36,041	$108,756	$1,180	$97,285	$38,329		$281,591

The following table summarizes information in regards to impaired loans by loan portfolio class for the period listed:

	As of the end of the period			For the year ended
As of June 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
With No Related Allowance Recorded:
Commercial and Industrial	$9	$9	$—	$4	$—
Commercial real estate	6,442	6,532	—	6,807	380
Residential mortgage	458	461	—	229	10
Home Equity	33	33	—	17	1

Total with no allowance recorded	$6,942	$7,035	$—	$7,057	$391

With an Allowance Recorded:
Commercial and Industrial	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Residential mortgage	976	976	150	792	28
Home Equity	—	—	—	—	—

Total with allowance recorded	$976	$976	$150	$792	$28

Total:
Commercial and Industrial	$9	$9	$—	$4	$—
Commercial real estate	6,442	6,532	—	6,807	380
Residential mortgage	1,434	1,437	150	1,021	38
Home Equity	33	33	—	17	1

Total	$7,918	$8,011	$150	$7,849	$419

	As of the end of the period			For the year ended
As of June 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
With No Related Allowance Recorded:
Commercial and Industrial	$—	$—	$—	$—	$—
Commercial real estate	6,985	7,067	—	4,452	197
Residential mortgage	—	—	—	—	—
Home Equity	—	—	—	—	—

Total with no allowance recorded	$6,985	$7,067	$—	$4,452	$197

With an Allowance Recorded:
Commercial and Industrial	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Residential mortgage	697	697	90	693	82
Home Equity	—	—	—	—	—

Total with allowance recorded	$697	$697	$90	$693	$82

Total:
Commercial and Industrial	$—	$—	$—	$—	$—
Commercial real estate	6,985	7,067	—	4,452	197
Residential mortgage	697	697	90	693	82
Home Equity	—	—	—	—	—

Total	$7,682	$7,764	$90	$5,145	$279

The Company may grant a concession or modification for economic or legal reasons related to a borrower’s financial condition that it would not otherwise consider resulting in a modified loan which is then identified as a troubled debt restructuring (“TDR”). The Company may modify loans through rate reductions, extensions of maturity, interest only payments, or payment modifications to better match the timing of cash flows due under the modified terms with the cash flows from the borrowers’ operations. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. TDRs are considered impaired loans for purposes of calculating the Company’s allowance for loan losses.

The Company identifies loans for potential restructure primarily through direct communications with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns, and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in payment default in the future.

The following table reflects information regarding the Company’s TDRs for the years ended June 30, 2012 and 2011:

For the year ended June 30, 2012	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
(In thousands)
Troubled Debt Restructurings
Commercial business	1	$104	$9
Commercial real estate	1	3,199	3,259
Residential mortgage	2	359	360
Home equity loans and lines of credit	—	—	—

Total Troubled Debt Restructurings	4	$3,662	$3,628

For the year ended June 30, 2011	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
(In thousands)
Troubled Debt Restructurings
Commercial business	—	$—	$—
Commercial real estate	3	2,022	2,046
Residential mortgage	2	689	697
Home equity loans and lines of credit	1	34	34

Total Troubled Debt Restructurings	6	$2,745	$2,777

During the year ended June 30, 2012, no loans previously classified as troubled debt restructurings subsequently defaulted.

Note 7—Servicing

Loans serviced for others are not included in the accompanying statement of condition. The unpaid principal balances of loans serviced for others were $11.5 million and $17.4 million at June 30, 2012 and 2011, respectively. Advances from borrowers for taxes and insurance related to loans serviced for others amounted to $354 thousand and $472 thousand, respectively, at June 30, 2012 and 2011.

The following summarizes the activity pertaining to mortgage servicing rights:

	Years Ended June 30,
	2012	2011
	(In thousands)
Balance at beginning of year	$88	$63
Amounts capitalized on loans sold	—	34
Amortization	(10)	(9)

Balance at end of year	$78	$88

At June 30, 2012 and 2011, the Company had no valuation allowances related to mortgage servicing rights.

Note 8—Premises and Equipment

A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

	June 30,
	2012	2011
	(In thousands)
Premises:
Land	$971	$971
Office buildings	5,564	5,551
Leasehold improvements	1,510	1,146
Equipment	1,995	2,201
Leasehold improvements and equipment in process	4	286

Total premises and equipment	10,044	10,155
Accumulated depreciation and amortization	(3,858)	(3,870)

Total premises and equipment, net	$6,186	$6,285

Pursuant to the terms of non-cancelable lease agreements in effect at June 30, 2012, pertaining to premises and equipment, future minimum rent commitments under various operating leases are as follows (in thousands):

Years ending June 30:
2013	$350
2014	314
2015	329
2016	339
2017	349
Thereafter	1,258

Total	$2,939

The leases contain options to extend for a period of five years. The cost of such rentals is not included above. Total rent expense for the years ended June 30, 2012 and 2011 amounted to $299 thousand and $412 thousand, respectively.

The Company leases portions of its Germantown, Maryland office building to unrelated parties. Future minimum rental income for these non-cancelable leases is as follows (in thousands):

Years ending June 30:
2013	$127
2014	87
2015	43
2016	45
2017	46
Thereafter	185

Total	$533

Rental income from the leases for the years ended June 30, 2012 and 2011 was $116 thousand and $81 thousand, respectively.

Note 9—Deposits

Deposits were comprised of the following:

	June 30,
	2012	2011
	(In thousands)
Non-interest bearing demand	$40,003	$29,468
Interest bearing checking	72,160	57,314
Money Market	90,412	97,519
Savings and escrow	6,208	5,709
Time certificates of deposit	60,789	67,021

Total deposits	$269,572	$257,031

The aggregate amount of time certificates of deposit in denominations of $100 thousand or more at June 30, 2012 and 2011 was $41.4 million and $30.6 million, respectively. Generally, deposit accounts held at the Bank are insured by the FDIC up to a maximum of $250 thousand per separately insured depositor.

At June 30, 2012, the scheduled maturities of time deposits are as follows (in thousands):

Years ending June 30:
2013	$45,255
2014	9,201
2015	3,250
2016	918
2017	2,165

Total	$60,789

A summary of interest expense on deposits is as follows:

	Years Ended June 30,
	2012	2011
	(In thousands)
Interest bearing checking	$369	$342
Money Market	673	537
Savings and escrow	23	31
Time certificates of deposit	1,197	1,713

Total	$2,262	$2,623

Note 10—Federal Home Loan Bank Advances

The Company has a credit line with the FHLBA, with a maximum borrowing limit of 35% of the Bank’s total assets, as determined on a quarterly basis. The maximum borrowing availability is also limited to 70% of the unpaid principal balance of qualifying residential mortgage loans. The FHLBA has a blanket floating lien on the Company’s residential mortgage loan portfolio and FHLBA stock as collateral for the outstanding advances.

At June 30, 2012, the contractual maturities of advances are as follows (in thousands):

Years ending June 30:
2013	$8,000
2014	—
2015	3,997
2016	—
2017	15,000

Total	$26,997

At fiscal year end June 30, 2012 and 2011, interest rates on advances ranged from 0.83% to 5.15%. At June 30, 2012 and 2011, the weighted average interest rate on advances was 4.00% and 3.90%, respectively.

At June 30, 2012, the Company had available additional unused Federal Home Loan Bank advances of approximately $44.0 million.

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

At June 30, 2012 and 2011, the Company had one term repurchase agreement in the amount of $5.0 million. The repurchase agreement is due to mature on March 17, 2013. At June 30, 2012 and 2011, the interest rate in effect was 3.23%. The repurchase agreement contains margin requirements which may require the Company to deliver additional securities or cash to the buyer should the repurchase obligation exceed 90% of the market value of the securities sold.

The remaining repurchase agreements, primarily with Bank customers, generally mature within one business day from the transaction date and have a weighted average interest rate of 0.20% and 0.58% at June 30, 2012 and 2011, respectively.

The total balance of repurchase agreements at June 30, 2012 and 2011 was $16.4 million and $15.6 million, respectively. The average balance of repurchase agreements at June 30, 2012 and 2011 was $15.2 million and $17.3 million, respectively. The maximum balance of repurchase agreements at any month end for the years ended June 30, 2012 and 2011 is $19.3 million and $23.4 million respectively.

Note 12—Income Taxes

Income tax expense (benefit) consisted of the following components:

	Years Ended June 30,
	2012	2011
	(In thousands)
Federal:
Current	$420	$503
Deferred benefit	(274)	(144)

Total Federal	146	359

State:
Current	160	44
Deferred benefit	(121)	(20)

Total State	39	24

Total income taxes	$185	$383

A reconciliation of the statutory income tax at a rate of 34% to the income tax expense (benefit) included in the statements of operations is as follows:

	Years Ended June 30,
	2012	2011
Federal income tax	34.0%	34.0%
Bank owned life insurance income	(22.3)	(8.3)
Stock options	8.9	—
ESOP expense	6.7	—
State tax, net of federal tax effect	5.6	1.3
Other	7.9	3.9

Effective income tax rate	40.8%	30.9%

The components of the net deferred tax asset are as follows:

	June 30,
	2012	2011
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$1,184	$877
Restricted stock	266	—
Other	148	239

Total deferred tax assets	1,598	1,116

Deferred tax liabilities:
Unrealized gains on available for sale securities	(516)	(434)
Depreciation	(403)	(327)
Other	(106)	(95)

Total deferred tax liabilities	(1,025)	(856)

Net deferred tax asset	$573	$260

In assessing whether the Company will be able to realize the deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not the benefits of these deductible differences will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. There was no valuation allowance for deferred tax assets as of June 30, 2012 and 2011.

As of June 30, 2012, the Company did not have any uncertain tax positions. Interest and penalties associated with tax liabilities would be classified as additional income taxes in the statement of operations. As of June 30, 2012, tax years ended June 30, 2009 through June 30, 2012 remain open and are subject to Federal and State taxing authority examination.

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

The following financial instruments were outstanding whose contractual amounts represent credit risk:

	June 30,
	2012	2011
	(In thousands)
Commitments to grant loans	$20,871	$9,852
Unfunded commitments under lines of credit	46,082	46,109
Letters of credit	548	471

Total	$67,501	$56,432

Fixed and variable rate commitments to grant loans were $10.4 million and $10.5 million, respectively, at June 30, 2012.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company, is based on Management’s credit evaluation of the customer. Collateral consists primarily of real estate.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and similar transactions. The terms of the letters of credit vary and may have renewal features. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments for which collateral is deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability at June 30, 2012 and 2011 for guarantees under letters of credit issued is not material.

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

Based on the Bank’s retained net income, at June 30, 2012, the Bank’s retained earnings available for the payment of dividends was $395 thousand. Funds available for loans or advances amounted to approximately $6.3 million at June 30, 2012.

In addition, the payment of dividends by the Bank would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below minimum capital requirements or if the dividends would reduce equity capital below the required liquidation account amount previously discussed in the Summary of Significant Accounting Policies note contained within the Notes to the Consolidated Financial Statements.

OBA Financial Services, Inc. ability to pay dividends is dependent on the Bank’s ability to pay dividends to OBA Financial Services, Inc.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk weighted assets, core capital to adjusted tangible assets and tangible capital to tangible assets. Management believes, as of June 30, 2012, the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2012, the most recent notification from the Bank’s regulators categorized the Bank as Well Capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios at the dates listed are presented in the table below.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012:
Total capital (to risk weighted assets)	$62,809	23.42%	$21,455	8.00%	$26,819	10.00%
Tier 1 capital (to risk weighted assets)	59,774	22.29	10,728	4.00	16,091	6.00
Core capital (to adjusted tangible assets)	59,774	15.30	15,630	4.00	19,538	5.00
Tangible capital (to adjusted tangible assets)	59,774	15.30	7,815	2.00	NA	NA

As of June 30, 2011:
Total capital (to risk weighted assets)	$60,639	24.40%	$19,885	8.00%	$24,856	10.00%
Tier 1 capital (to risk weighted assets)	58,393	23.49	9,942	4.00	14,913	6.00
Core capital (to adjusted tangible assets)	58,393	15.15	15,413	4.00	19,267	5.00
Tangible capital (to adjusted tangible assets)	58,393	15.15	7,707	2.00	NA	NA

The following table presents a reconciliation of the Company’s consolidated equity as determined using U.S. GAAP and the Bank’s regulatory capital amounts at the dates listed:

	June 30,
	2012	2011
	(In thousands)
Consolidated GAAP equity	$75,715	$80,860
Consolidated equity in excess of Bank equity	(15,133)	(21,788)

Bank GAAP equity	60,582	59,072

Accumulated other comprehensive income, net of tax	(808)	(679)
Intangible asset	—	—

Tangible capital, core capital and Tier I risk-based capital	59,774	58,393

Allowance for loan losses	3,035	2,246

Total risk-based capital	$62,809	$60,639

Note 16—Related Party Transactions

In the ordinary course of business, the Company has granted loans to executive officers and directors and their affiliates amounting to $131 thousand and $166 thousand at June 30, 2012 and 2011, respectively. During the year ended June 30, 2012, there were no principal additions and total principal payments were $35 thousand.

Deposits from related parties held by the Company at June 30, 2012 and 2011 amounted to $686 thousand and $739 thousand, respectively.

Note 17—Fair Value

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at the dates listed are as follows:

(In thousands)		(Level 1)
Description	June 30, 2012	Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Residential mortgage-backed securities (1)	$34,350	$—	$34,350	$—
Trust preferred securities	54	—	—	54
Equity securities	50	—	50	—

Securities available for sale	$34,454	$—	$34,400	$54

		(Level 1)
Description	June 30, 2011	Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Residential mortgage-backed securities (1)	$35,663	$—	$35,663	$—
Trust preferred securities	115	—	—	115
Equity securities	50	—	50	—

Securities available for sale	$35,828	$—	$35,713	$115

(1)

All residential mortgage-backed securities were issued by United States government agencies including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company had no private label residential mortgage-backed securities at the dates listed in the table above.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at the dates listed:

	For the Years Ended June 30,
(In thousands)	2012	2011
Beginning balance	$115	$109
Principal repayments	(47)	(17)
Unrealized gains (losses) included in other comprehensive income	(14)	23

Ending balance	$54	$115

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at the dates listed are as follows:

(In thousands)		(Level 1)
Description	June 30, 2012	Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$1,208	$—	$—	$1,208

Real estate owned	$40	$—	$—	$40

		(Level 1)
Description	June 30, 2011	Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$607	$—	$—	$607

Real estate owned	$105	$—	$—	$105

The methods and assumptions used to estimate the fair values included in the above tables are included in the disclosures that follow.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain Company assets and liabilities at June 30, 2012 and 2011:

Cash and Cash Equivalents (Carried at Cost)

The carrying amounts of cash and short-term instruments approximate fair value.

Interest-Bearing Deposits in Banks (Carried at Cost)

The carrying amounts of interest-bearing deposits approximate fair value based on the short term nature of the assets.

Securities Available for Sale (Carried at Fair Value)

The fair values of securities available for sale, excluding trust preferred securities, are determined by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.

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

Securities Held to Maturity (Carried at Amortized Cost)

The fair values of securities held to maturity are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing as described above (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value of real estate collateral is generally determined based upon independent third-party appraisals of the properties, which consider sales prices of similar properties in the proximate vicinity or by discounting expected cash flows from the properties by an appropriate risk adjusted discount rate. Fair value of collateral other than real estate is based on an estimate of the liquidation proceeds. Impaired loans are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consist of loan balances net of valuation allowances and loan balances on impaired loans in which the loan has been charged-off to its fair value.

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

Mortgage Servicing Rights (Carried at Lower of Cost or Fair Value)

At origination, the Company estimates the fair value of mortgage servicing rights at 1% of the principal balances of loans sold and amortizes that amount over the estimated period of servicing revenues or charges the entire amount to income upon prepayment of the related loan. Due to the small size of the balance of mortgage servicing rights at June 30, 2012 and 2011, the Company did not perform any further analysis or estimate of their fair values. Therefore, the Company has disclosed that the carrying amounts of mortgage servicing rights approximate fair value.

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

Quantitative information about Level 3 Fair Value Measurement at date listed is included in the table below:

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands) As of June 30, 2012	Fair Value Estimate	Valuation Techniques	Unobservable Inputs	Estimated Range
Impaired loans	$1,208	Appraisal of collateral	Appraisal adjustments	0.0% to -25.0%
			Liquidation expenses	-3.0% to -5.0%

Real estate owned	40	Appraisal of property	Appraisal adjustments	0.0% to -25.0%
			Liquidation expenses	-3.0% to -5.0%

The estimated fair values of the Company’s financial instruments were as follows at the dates listed:

			Fair Value Hierarchy at June 30, 2012
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$31,525	$31,525	$31,525	$—	$—
Interest bearing deposits with other banks	9,490	9,490	9,490	—	—
Securities available for sale	34,454	34,454	—	34,400	54
Securities held to maturity	2,396	2,549	—	2,549	—
Federal Home Loan Bank stock	2,169	2,169	2,169	—	—
Loans receivable, net	293,206	299,307	—	—	299,307
Accrued interest receivable	1,039	1,039	1,039	—	—
Mortgage servicing rights	78	78	—	—	78

Financial liabilities:
Deposits	269,572	269,459	208,271	61,188	—
Securities sold under agreements to repurchase	16,434	16,543	—	16,543	—
Federal Home Loan Bank Advances	26,997	29,758	—	29,758	—
Accrued interest payable	154	154	154	—	—

Off-Balance sheet financial instruments	—	—	—	—	—

	June 30, 2011
(In thousands)	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$37,968	$37,968
Interest bearing deposits with other banks	7,058	7,058
Securities available for sale	35,828	35,828
Securities held to maturity	3,623	3,795
Federal Home Loan Bank stock	2,987	2,987
Loans receivable, net	279,620	288,282
Accrued interest receivable	1,208	1,208
Mortgage servicing rights	88	88

Financial liabilities:
Deposits	257,031	257,981
Securities sold under agreements to repurchase	15,566	15,780
Federal Home Loan Bank Advances	29,618	32,241
Accrued interest payable	276	276

Off-Balance sheet financial instruments	—	—

Note 18—Employee Benefit Plan

The Company has a 401(k) Plan in which substantially all employees participate. Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 3% of all eligible employees’ compensation under the Plan’s safe harbor provisions. The Company may also make additional discretionary contributions up to 15% of an employee’s annual compensation. Company contributions vest to the employee over a five-year period. Company contributions are reduced by any forfeitures. For the years ended June 30, 2012 and 2011, expense attributable to the Plan amounted to $128 thousand and $110 thousand, respectively.

Note 19—Employee Stock Ownership Plan

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. Total ESOP shares may be reduced as a result of employees leaving the Company; shares that have previously been released to those exiting employees may be removed from the plan and transferred to that employee. As shares are committed to be released from the suspense account, the Bank reports compensation expense based on the average fair value of shares committed to be released with a corresponding credit to stockholders’ equity. Compensation expense recognized for the fiscal years ended June 30, 2012 and 2011 was $268 thousand and $241 thousand, respectively.

Shares held by the ESOP trust at the dates listed were as follows:

	June 30,
	2012	2011
Allocated shares	45,170	27,773
Unallocated shares	324,012	342,527

Total ESOP shares	369,182	370,300

Fair value of unallocated shares, in thousands	$4,812	$5,069

NOTE 20—Share Based Compensation

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the plan is 648,025. Total share-based compensation expense for the fiscal years ended June 30, 2012 and 2011 was $860 thousand and zero, respectively.

Stock Options

The table below presents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at June 30, 2011	—	$—
Granted	272,150	14.79
Exercised	—	—
Forfeited	—	—
Expired	—	—

Options outstanding at June 30, 2012	272,150	$14.79	9.08

At June 30, 2012, the Company had $798 thousand of unrecognized compensation costs related to stock options. The cost of stock options will be amortized in equal annual installments over the five-year vesting period. There were no options vested in the twelve months ended June 30, 2012. Stock option expense for the twelve months ended June 30, 2012 was $178 thousand. The aggregate grant date fair value of the stock options was $976 thousand.

The fair value of the Company’s stock options was determined using the Black-Scholes option pricing formula. The following ranges of assumptions were used in the formula:

Expected volatility	19.09%	–	52.59%
Risk-free interest rate	1.17%	–	2.11%
Expected dividends	1.62%	–	1.62%
Expected life (in years)	6.50	–	6.50
Exercise price for the stock options	$14.35	–	$14.81
Grant date fair value for the stock options	$3.40	–	$7.63

Expected volatility—Based on the historical volatility of a peer group of comparable banks as contained in the Keefe, Bruyette & Woods, Inc. Regional Bank Index (KRX) at the time of grant. Due to the recent initial public offering and issuance of the Company’s common stock, the Company’s shares are not actively traded and its volatility is not reflective of an actively traded institution. Therefore, the Company estimates that the expected volatility will equal the peer group of comparable banks’ volatility over the expected life of the options at the time of grant.

Risk-free interest rate—Based on the U.S. Treasury yield curve and expected life of the options at the time of grant.

Expected dividend yield—Based on the Company’s peer group of comparable banks, as contained in the Keefe, Bruyette & Woods, Inc. Regional Bank Index (KRX). The Company currently does not pay a dividend; therefore, the expected dividend yield was weighted for the portion of the life of the options that the Company expects to pay a dividend. The Company estimates that the expected dividend yield will equal the peer group of comparable banks’ dividend yield over the expected life of the options at the time of grant.

Expected life—Based on a weighted-average of the five year vesting period and the ten year contractual term of the stock option plan.

Exercise price for the stock options—Based on the closing price of the Company’s stock on the date of grant.

Restricted Stock Awards

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of grant. Unvested restricted stock awards may not be disposed of or transferred during the vesting period. Restricted stock awards carry with them the right to receive dividends.

The table below presents the restricted stock award activity for the period shown:

	Service-Based Restricted stock awards	Weighted average grant date fair value	Performance- Based Restricted stock awards	Weighted average grant date fair value	Total Restricted stock awards	Weighted average grant date fair value
Non-vested at June 30, 2011	—	$—	—	$—	—	$—
Granted	136,363	14.77	111,090	14.81	247,453	14.79
Vested	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—

Non-vested at June 30, 2012	136,363	$14.77	111,090	$14.81	247,453	$14.79

At June 30, 2012, the Company had $3.0 million of unrecognized compensation cost related to restricted stock awards. The cost of the restricted stock awards will be amortized in equal annual installments over the five-year vesting period. The vesting of the performance-based stock awards is contingent upon meeting certain company-wide performance goals. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed. Restricted stock expense for the twelve months ended June 30, 2012 was $681 thousand.

Note 21—Earnings Per Share

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

	June 30,
(Dollars in thousands, except share data)	2012	2011
Net income	$268	$857

Weighted average number of shares used in:
Basic earnings per share	3,952,585	4,273,799
Diluted common stock equivalents:
Restricted stock	18,517	—

Diluted earnings per share	3,971,102	4,273,799

Net income per common share, basic	$0.07	$0.20

Net income per common share, diluted	$0.07	$0.20

Note 22—Parent Company Only Financial Information

Presented below are the condensed balance sheets, statements of operations and statements of cash flows for OBA Financial Services, Inc.

CONDENSED BALANCE SHEETS

	June 30, 2012	June 30, 2011
	(In thousands)
Assets:
Cash and due from bank	$11,342	$18,004
Note receivable ESOP	3,424	3,562
Investment in bank subsidiary	60,582	59,072
Other assets	367	222

Total assets	$75,715	$80,860

Stockholders’ Equity:
Common stock	$41	$46
Additional paid-in capital	38,697	44,419
Unearned ESOP shares	(3,240)	(3,425)
Retained earnings	39,409	39,141
Accumulated other comprehensive income	808	679

Total stockholders’ equity	75,715	80,860

Total liabilities and stockholders’ equity	$75,715	$80,860

CONDENSED STATEMENTS OF INCOME

	Years Ended June 30,
	2012	2011
	(In thousands)
Interest income on note receivable	$167	$120
Dividends from bank subsidiary	—	—

Total income	167	120

Operating expenses	154	154

Income (loss) before income taxes and equity in net income of bank subsidiary	13	(34)
Income taxes	—	—

Income (loss) before equity in net income of bank subsidiary	13	(34)
Equity in net income of bank subsidiary	255	891

Net income	$268	$857

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2012	2011
	(In thousands)
Operating activities:
Net income	$268	$857

Adjustments to reconcile net income to net cash used in operating activities:
Equity in net income of subsidiary	(255)	(891)
Increase in other assets	(144)	(107)

Total adjustments	(399)	(998)

Net cash used in operating activities	(131)	(141)

Investing activities:
ESOP loan principal collections	139	141

Net cash provided by investing activities	139	141

Financing activities:
Purchases of Company stock	(6,670)	(396)

Net cash used in financing activities	(6,670)	(396)

Decrease in cash equivalents	(6,662)	(396)
Cash and cash equivalents at beginning of year	18,004	18,400

Cash and cash equivalents at end of year	$11,342	$18,004

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2012. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Treasurer, concluded that the Company’s disclosure controls and procedures were effective.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Based on such assessment, management believes that, as of June 30, 2012, the Company’s internal control over financial reporting is effective, based on those criteria.

During the quarter ended June 30, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information concerning directors and executive officers of OBA Financial Services, Inc. is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.”

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

PART IV

ITEM 15.	Exhibits

3.1	Articles of Incorporation of OBA Financial Services, Inc.*

3.2	Amended and Restated Bylaws of OBA Financial Services, Inc.***

3.3	Articles of Amendment to Articles of Incorporation of OBA Financial Services, Inc.*

4.0	Form of Common Stock Certificate of OBA Financial Services, Inc.*

10.1	Employment Agreement between OBA Bancorp, Inc., OBA Bank and Charles E. Weller*

10.2	Change in Control Agreement between OBA Bank and David A. Miller**

10.3	OBA Bank Employee Stock Ownership Plan*

10.4	Form of Split Dollar Insurance Agreement*

10.5	Incentive Compensation Program—2009 to 2010*

10.6	Incentive Compensation Program—2010 to 2011*

10.7	Employment Agreement between OBA Financial Services, Inc. and Charles E. Weller****

10.8	OBA Financial Services, Inc. 2011 Equity Incentive Plan*****

10.9	Form of stock option agreement with employees******

10.10	Form of stock option agreement with outside directors******

10.11	Form of restricted stock agreement with employees******

10.12	Form of restricted stock agreement with employees – performance-based shares******

10.13	Form of restricted stock agreement with outside directors******

10.14	Incentive Compensation Program—2011 to 2012

21.0	Subsidiaries of Registrant*

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2022

101.0	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, formatted in XBRL (“Extensible Business Reporting Language”): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements (furnished, not filed)

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-161898), initially filed September 14, 2009.
**	Incorporated by reference to the Current Report on Form 8-K (file no. 1-34593), filed March 19, 2010.
***	Incorporated by reference to the Current Report on Form 8-K (file no. 1-34593), filed June 23, 2010.
****	Incorporated by reference to the Current Report on Form 8-K (file no. 1-34593), filed September 1, 2010.
*****	Incorporated by reference to Appendix A to the Proxy Statement for the Special Meeting of Stockholders (file no. 1-34593), filed April 11, 2011.
******	Incorporated by reference to the Current Report on Form 8-K (file no. 1-34593), filed July 27, 2011.

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

Signatures	Title	Date

/s/ CHARLES E. WELLER Charles E. Weller	President and Chief Executive Officer (Principal Executive Officer)	September 28, 2012

/s/ DAVID A. MILLER David A. Miller	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 28, 2012

/s/ JAMES C. BEADLES James C. Beadles	Chairman of the Board	September 28, 2012

/s/ DONALD E. STOVER Donald E. Stover	Director and Corporate Secretary	September 28, 2012

/s/ WILLIAM R. BELEW, JR. William R. Belew, Jr.	Director	September 28, 2012

/s/ PAUL J. HANGES, Ph.D. Paul J. Hanges, Ph.D.	Director	September 28, 2012

/s/ EVELYN JACKSON, M.D. Evelyn Jackson, M.D.	Director	September 28, 2012

/s/ DONALD L. MALLOREY Donald L. Mallorey	Director	September 28, 2012

/s/ MICHAEL L. REED Michael L. Reed	Director	September 28, 2012

/s/ STACIE W. ROGERS Stacie W. Rogers	Director	September 28, 2012