Form 10-Q
period 2012-09-30
OBA Financial Services, Inc.
filed 2012-11-14
CIK 1471088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2012

or

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

4,332,634 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of November 8, 2012.

OBA FINANCIAL SERVICES, INC. AND SUBSIDIARY

Form 10-Q Quarterly Report

Forward-looking Statements

This report, as well as, other written communications made from time to time by OBA Financial Services, Inc., and its subsidiary, OBA Bank (collectively, the “Company”), and oral communications made from time to time by authorized officers of the Company, may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may,” “potential,” and words of similar meaning. These forward-looking statements include, but are not limited to:

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Condition (Unaudited)

	September 30, 2012	June 30, 2012
(In thousands, except share data)
Assets:
Cash and due from banks	$13,917	$14,916
Federal funds sold	668	16,609

Cash and cash equivalents	14,585	31,525
Interest bearing deposits with other banks	8,651	9,490
Securities available for sale	48,264	34,454
Securities held to maturity (fair value of $2,274 and $2,549)	2,115	2,396
Federal Home Loan Bank stock, at cost	1,562	2,169
Loans	298,000	296,241
Less: allowance for loan losses	3,140	3,035

Net loans	294,860	293,206
Premises and equipment, net	6,064	6,186
Bank owned life insurance	8,972	8,898
Other assets	3,682	3,762

Total assets	$388,755	$392,086

Liabilities:
Deposits:
Noninterest-bearing	$39,464	$40,003
Interest-bearing	232,221	229,569

Total deposits	271,685	269,572
Securities sold under agreements to repurchase	16,861	16,434
Federal Home Loan Bank advances	21,967	26,997
Advance payments from borrowers for taxes and insurance	957	1,707
Other liabilities	1,568	1,661

Total liabilities	313,038	316,371

Stockholders’ Equity:
Preferred stock (par value $.01); authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock (par value $.01); authorized 100,000,000 shares; issued and outstanding 4,332,634 and 4,387,050 shares at September 30, 2012 and June 30, 2012, respectively	43	43
Additional paid-in capital	38,164	38,695
Unearned ESOP shares	(3,194)	(3,240)
Retained earnings	39,669	39,409
Accumulated other comprehensive income	1,035	808

Total stockholders’ equity	75,717	75,715

Total liabilities and stockholders’ equity	$388,755	$392,086

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,
	2012	2011
(In thousands, except share and per share data)
Interest and Dividend Income:
Loans receivable, including fees	$3,601	$3,768
Investment securities:
Interest—taxable	270	282
Dividends	7	5
Federal funds sold	14	29

Total interest and dividend income	3,892	4,084

Interest Expense:
Deposits	352	756
Federal Home Loan Bank advances	238	291
Securities sold under agreements to repurchase	47	63

Total interest expense	637	1,110

Net interest income	3,255	2,974
Less provision for loan losses	112	147

Net interest income after provision for loan losses	3,143	2,827

Non-Interest Income:
Customer service fees	90	91
Loan servicing fees	5	9
Bank owned life insurance income	73	75
Net gains	—	6
Other non-interest income	32	30

Total non-interest income	200	211

Non-Interest Expense:
Salaries and employee benefits	1,770	1,738
Occupancy and equipment	388	386
Data processing	197	177
Directors’ fees	94	80
FDIC assessments	69	67
Other non-interest expense	403	488

Total non-interest expense	2,921	2,936

Income before income taxes	422	102
Income tax expense	162	14

Net income	$260	$88

Basic earnings per share	$0.07	$0.02

Diluted earnings per share	$0.07	$0.02

Basic weighted average shares outstanding	3,825,224	4,193,848

Diluted weighted average shares outstanding	3,881,946	4,193,881

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

Three Months Ended September 30, 2012 and 2011

	Three Months Ended September 30,
	2012	2011
(In thousands)
Net income	$260	$88
Other comprehensive income:
Net unrealized gains on available for sale securities, net of tax of $145 and $91, respectively	227	142

Other comprehensive income	227	142

Comprehensive income	$487	$230

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

Three Months Ended September 30, 2012 and 2011

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total
(In thousands)
Balances at July 1, 2012	$43	$38,695	$(3,240)	$39,409	$808	$75,715
Net income				260		260
Other comprehensive income, net of tax					227	227
Purchase and retirement of 54,416 shares of Company stock	—	(810)				(810)
Share-based compensation expense		235				235
Tax benefit of 49,485 restricted shares vesting		21				21
ESOP shares committed to be released (4,629 shares)		23	46		—	69

Balances, September 30, 2012	$43	$38,164	$(3,194)	$39,669	$1,035	$75,717

Balances at July 1, 2011	$46	$44,419	$(3,425)	$39,141	$679	$80,860
Comprehensive income:
Net income				88		88
Other comprehensive income, net of tax					142	142
Purchase and retirement of 250,850 shares of Company stock	(2)	(3,607)				(3,609)
Share-based compensation expense		173				173
ESOP shares committed to be released (4,629 shares)		21	46			67

Balances, September 30, 2011	$44	$41,006	$(3,379)	$39,229	$821	$77,721

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
(in thousands)	2012	2011
Operating Activities:
Net income	$260	$88

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	112	147
Depreciation and amortization of premises and equipment	167	164
Net amortization of securities premiums and discounts	93	112
Proceeds from sales of loans held for sale	—	307
Originated loans held for sale	—	(301)
Net gains on sales of loans	—	(6)
Amortization of net deferred loan costs	10	—
Bank owned life insurance income	(73)	(75)
ESOP expense	69	67
Share-based compensation expense	235	173
Amortization of mortgage servicing rights	3	3
Amortization of brokered deposit premiums	—	3
Changes in other assets and liabilities, net	(163)	(324)

Total adjustments	453	270

Net cash provided by operating activities	713	358

Investing Activities:
Principal collections and maturities of securities available for sale	2,855	2,072
Principal collections and maturities of securities held to maturity	280	202
Purchases of securities available for sale	(16,384)	—
Redemption of Federal Home Loan Bank Stock, net	607	288
Decrease (increase) in interest bearing deposits with other Banks, net	839	(1,987)
Loan originations less principal collections, net	(1,776)	(118)
Purchases of premises and equipment	(45)	(98)

Net provided by (used in) investing activities	(13,624)	359

Financing Activities:
Increase in deposits	2,113	13,685
Increase in securities sold under agreements to repurchase	427	3,108
Repayment of FHLB advances	(5,030)	(2,530)
Net decrease in advance payments from borrowers for taxes and insurance	(750)	(815)
Tax benefit from vesting of restricted shares	21	—
Purchase and retirement of Company stock	(810)	(3,609)

Net cash provided by (used in) financing activities	(4,029)	9,839

Increase (decrease) in cash and cash equivalents	(16,940)	10,556
Cash and cash equivalents at beginning of period	31,525	37,968

Cash and cash equivalents at end of period	$14,585	$48,524

Supplemental Disclosures:
Interest paid	$680	$1,119
Income taxes refunded, net	(101)	—

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

OBA Bank (the “Bank”) is a community-oriented banking institution providing a variety of financial services to individuals and small businesses through its offices in Montgomery, Anne Arundel, and Howard Counties, Maryland. Its primary deposits are checking, money market, and time certificate accounts and its primary lending products are commercial mortgage and commercial business loans and residential mortgage loans.

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

On January 21, 2010, OBA Bancorp, MHC completed its plan of conversion and reorganization from a mutual holding company to a stock holding company. In accordance with the plan, OBA Bancorp, MHC and OBA Bancorp, Inc. ceased to exist and a newly formed stock holding company, OBA Financial Services, Inc. (of which OBA Bank became a wholly owned subsidiary) sold and issued shares of capital stock to eligible depositors of OBA Bank. OBA Financial Services, Inc.’s common stock trades on the NASDAQ Capital Market under the symbol “OBAF” on January 22, 2010.

In accordance with applicable regulations at the time of the conversion from a mutual holding company to a stock holding company, the Bank substantially restricted retained earnings by establishing a liquidation account. The liquidation account is maintained for the benefit of eligible account holders who keep their accounts at the Bank after conversion. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

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

Operating results for the three months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013 or any other interim period. The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes filed on Form 10-K for the fiscal year ended June 30, 2012.

In preparing the accompanying consolidated financial statements, the Company has evaluated subsequent events through the financial statement issue date. There were no subsequent events identified by the Company as a result of the evaluation that require recognition or disclosure in the consolidated financial statements.

Use of Estimates

In preparing the consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Statement of Condition and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly sensitive to change in the near term relates to the determination of the allowance for loan losses, values related to the share-based incentive plans, and other than temporary impairment of investment securities.

Reclassifications

From time to time, certain amounts in the prior period financial statements are reclassified to conform with current period presentation. Such reclassifications, if any, have no impact on consolidated net income or total stockholders’ equity.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that will have a material impact to the consolidated financial statements.

NOTE 2 — COMPREHENSIVE INCOME

U.S. GAAP requires that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the stockholders’ equity section of the Consolidated Statement of Condition, such items, along with net income, are components of comprehensive income. The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended September 30,
	2012	2011
	(In thousands)
Unrealized gains on available for sale securities	$372	$233
Tax effect	145	91

Net of tax amount	$227	$142

Accumulated other comprehensive income consists of the following:

	September 30, 2012	June 30, 2012
	(In thousands)
Unrealized gains on available for sale securities	$1,696	$1,324
Tax effect	(661)	(516)

Total	$1,035	$808

NOTE 3 — SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
September 30, 2012
Securities available for sale:
Debt Securities:
Residential mortgage-backed securities (1)	$46,452	$1,728	$(20)	$48,160
Trust preferred securities	66	—	(12)	54

Total debt securities available for sale	46,518	1,728	(32)	48,214
Equity Securities	50	—	—	50

Total securities available for sale	46,568	1,728	(32)	48,264

Securities held to maturity:
Debt Securities:
Residential mortgage-backed securities (1)	2,115	159	—	2,274

Total debt securities held to maturity	2,115	159	—	2,274

Total investment securities	$48,683	$1,887	$(32)	$50,538

June 30, 2012
Securities available for sale:
Debt Securities:
Residential mortgage-backed securities (1)	$33,010	$1,340	$—	$34,350
Trust preferred securities	70	—	(16)	54

Total debt securities available for sale	33,080	1,340	(16)	34,404
Equity Securities	50	—	—	50

Total securities available for sale	33,130	1,340	(16)	34,454

Securities held to maturity:
Debt Securities:
Residential mortgage-backed securities (1)	2,396	153	—	2,549

Total debt securities held to maturity	2,396	153	—	2,549

Total investment securities	$35,526	$1,493	$(16)	$37,003

(1)

All residential mortgage-backed securities were issued by United States government agencies including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company had no private label residential mortgage-backed securities at September 30, 2012 and June 30, 2012.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2012 are as follows:

	Available for sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due after ten years	$66	$54	$—	$—
Residential mortgage-backed securities	46,452	48,160	2,115	2,274

Total	$46,518	$48,214	$2,115	$2,274

At September 30, 2012 and June 30, 2012, the market value of securities securing dealer and customer repurchase agreements was $16.9 million and $20.8 million, respectively.

Information pertaining to securities with gross unrealized losses at the dates listed aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2012
Residential mortgage backed securities	$20	$5,959	$—	$—	$20	$5,959
Trust preferred security	—	—	12	54	12	54

Total	$20	$5,959	$12	$54	$32	$6,013

June 30, 2012
Residential mortgage backed securities	$—	$—	$—	$—	$—	$—
Trust preferred security	—	—	16	54	16	54

Total	$—	$—	$16	$54	$16	$54

At September 30, 2012, all residential mortgage backed securities and their contractual cash flows were guaranteed by U.S. Government Agencies; FNMA, FHLMC, and GNMA. The Company’s sole trust preferred security is a variable rate pool of trust preferred securities issued by insurance companies or their holding companies. These positions and the related unrealized losses are not material to the Company’s consolidated financial position or results of operations. The decline in the fair value of the pooled trust preferred security has been primarily caused by collateral deterioration due to failures and credit concerns across the financial services sector, the widening of credit spreads for asset-backed securities, and general illiquidity and inactivity in the market for these securities. The decline in the residential mortgage backed securities has been primarily caused by the movement in market interest rates. The Company has no intent or requirement to sell these securities.

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

Commercial real estate loans generally have greater credit risk compared to residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment expectations on loans secured by income-producing properties typically depend on the successful operation of the related business and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.

Commercial business loans generally have greater credit risk compared to residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment expectations on commercial business loans typically depend on the successful operation of the related business and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.

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

The classes of loans are as follows:

	September 30, 2012	June 30, 2012
	(In thousands)
Commercial business	$40,754	$32,183
Commercial real estate	132,717	136,036
Construction	1,593	1,850
Residential mortgage	91,519	93,266
Home equity loans and lines of credit	31,346	32,765

Loans	297,929	296,100
Net deferred commercial loan fees	(245)	(204)
Net deferred home equity costs	316	345

Loans net of deferred (fees) costs	298,000	296,241
Allowance for loan losses	3,140	3,035

Total loans, net	$294,860	$293,206

The following tables present the classes of the loan portfolio summarized by loan rating within the Bank’s internal risk rating system:

September 30, 2012:	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial business	$37,664	$—	$3,090	$—	$40,754
Commercial real estate	122,852	3,616	6,249	—	132,717
Construction	1,593	—	—	—	1,593
Residential mortgage	89,457	—	2,062	—	91,519
Home equity loans and lines of credit	31,238	75	33	—	31,346

Total	$282,804	$3,691	$11,434	$—	$297,929

June 30, 2012:	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial business	$28,785	$—	$3,398	$—	$32,183
Commercial real estate	129,409	184	6,443	—	136,036
Construction	1,850	—	—	—	1,850
Residential mortgage	91,320	—	1,946	—	93,266
Home equity loans and lines of credit	32,657	75	33	—	32,765

Total	$284,021	$259	$11,820	$—	$296,100

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

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due and non-accrual status:

September 30, 2012:	31-60 Days Past Due	61-90 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Non-Accrual Loans
(In thousands)
Commercial business	$—	$—	$—	$—	$40,754	$40,754	$—
Commercial real estate	—	—	5,080	5,080	127,637	132,717	5,080
Construction	—	—		—	1,593	1,593
Residential mortgage	179	—	894	1,073	90,446	91,519	891
Home equity loans and lines of credit	349	—	—	349	30,997	31,346	75

Total	$528	$—	$5,974	$6,502	$291,427	$297,929	$6,046

June 30, 2012:	31-60 Days Past Due	61-90 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Non-Accrual Loans
(In thousands)
Commercial business	$—	$—	$—	$—	$32,183	$32,183	$—
Commercial real estate	1,520	—	3,560	5,080	130,956	136,036	5,080
Construction	—	—	—	—	1,850	1,850	—
Residential mortgage	—	—	894	894	92,372	93,266	891
Home equity loans and lines of credit	139	—	—	139	32,626	32,765	75

Total	$1,659	$—	$4,454	$6,113	$289,987	$296,100	$6,046

There are no loans 90 days and over past due that are still accruing at the dates indicated.

The Bank provides for loan losses based upon the consistent application of the documented allowance for loan loss methodology. All loan losses are charged to the allowance for loan losses and all recoveries are credited to the same. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in Management’s judgment, deserve current recognition in estimating probable losses. Management regularly reviews the loan portfolio and makes provisions for loan losses in order to maintain the allowance for loan losses in accordance with U.S. GAAP. The Bank considers residential mortgage loans and home equity loans and lines of credit as small, homogeneous loans, which are evaluated for impairment collectively based on historical loss experience. Commercial real estate and commercial business loans are reviewed individually. Loans are considered impaired if the probability exists that the Bank will be unable to collect contractually obligated principal and interest cash flows. The allowance for loan losses consists primarily of three components:

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

The adjustments to historical loss experience are based on Management’s evaluation of several qualitative and environmental factors, including, but not limited to:

•	changes in any concentration of credit (including, but not limited to, concentrations by geography, industry, or collateral type);

•	changes in the number and amount of non-accrual loans, watch list loans, and past due loans;

•	changes in national, state, and local economic trends;

•	changes to other external influences including, but not limited to, legal, accounting, peer, and regulatory changes;

•	changes in the types of loans in the loan portfolio;

•	changes in the experience and ability of personnel and management in the loan origination and loan servicing departments;

•	changes in the value of underlying collateral for collateral dependent loans;

•	changes in lending strategies; and

•	changes in lending policies and procedures.

The following table summarizes activity in the allowance for loan losses:

	Three Months Ended September 30,
(In thousands)	2012	2011
Balance at beginning of period	$3,035	$2,246
Provision for loan losses	112	147
Charge-offs	(8)	—
Recoveries	1	15

Balance at end of period	$3,140	$2,408

The following tables set forth the activity in and allocation of the allowance for loan losses by loan portfolio class for the periods as listed:

Three Months Ended September 30, 2012

	Commercial business	Commercial real estate	Construction	Residential mortgage	Home equity loans and lines of credit	Unallocated	Total
(In thousands)
Allowance for loan losses:
Beginning Balance	$670	$955	$7	$772	$390	$241	$3,035
Charge-offs	—	(8)	—	—	—	—	(8)
Recoveries	—	1	—	—	—	—	1
Provisions	28	208	(1)	43	(10)	(156)	112

Ending balance	$698	$1,156	$6	$815	$380	$85	$3,140

Three Months Ended September 30, 2011

	Commercial business	Commercial real estate	Construction	Residential mortgage	Home equity loans and lines of credit	Unallocated	Total
(In thousands)
Allowance for loan losses:
Beginning Balance	$383	$706	$2	$528	$440	$187	$2,246
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	15	—	—	15
Provisions	110	40	—	57	(35)	(25)	147

Ending balance	$493	$746	$2	$600	$405	$162	$2,408

The following tables present the balance in the allowance for loan losses and the recorded in investment in loans by portfolio class and based on impairment method:

September 30, 2012:	Commercial business	Commercial real estate	Construction	Residential mortgage	Home equity loans and lines of credit	Unallocated	Total loans
(In thousands)
Allowance for Loan Losses:
Ending allowance balance related to loans:
Individually evaluated for impairment	$—	$—	$—	$150	$—	$—	$150
Collectively evaluated for impairment	698	1,156	6	665	380	85	2,990

Total ending allowance balance	$698	$1,156	$6	$815	$380	$85	$3,140

Loans:
Ending loan balance
Individually evaluated for impairment	$8	$6,249	$—	$1,430	$33		$7,720
Collectively evaluated for impairment	40,746	126,468	1,593	90,089	31,313		290,209

Total ending loan balance	$40,754	$132,717	$1,593	$91,519	$31,346		$297,929

June 30, 2012:	Commercial business	Commercial real estate	Construction	Residential mortgage	Home equity loans and lines of credit	Unallocated	Total loans
(In thousands)
Allowance for Loan Losses:
Ending allowance balance related to loans:
Individually evaluated for impairment	$—	$—	$—	$150	$—	$—	$150
Collectively evaluated for impairment	670	955	7	622	390	241	2,885

Total ending allowance balance	$670	$955	$7	$772	$390	$241	$3,035

Loans:
Ending loan balance
Individually evaluated for impairment	$9	$6,442	$—	$1,434	$33		$7,918
Collectively evaluated for impairment	32,174	129,594	1,850	91,832	32,732		288,182

Total ending loan balance	$32,183	$136,036	$1,850	$93,266	$32,765		$296,100

The following tables summarize information in regards to impaired loans by portfolio class as of and for the periods ended as listed:

	September 30, 2012
	At September 30, 2012			Three Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
With No Related Allowance Recorded:
Commercial business	$8	$8	$—	$8	$—
Commercial real estate	6,249	6,339	—	6,255	17
Residential mortgage	457	460	—	457	1
Home equity loans and lines of credit	33	33	—	33	—

Total with no allowance recorded	$6,747	$6,840	$—	$6,753	$18

With an Allowance Recorded:
Commercial business	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Residential mortgage	973	973	150	974	9
Home equity loans and lines of credit	—	—	—	—	—

Total with allowance recorded	$973	$973	$150	$974	$9

Total:
Commercial business	$8	$8	$—	$8	$—
Commercial real estate	6,249	6,339	—	6,255	17
Residential mortgage	1,430	1,433	150	1,431	10
Home equity loans and lines of credit	33	33	—	33	—

Total	$7,720	$7,813	$150	$7,727	$27

	June 30, 2012
	At June 30, 2012			For the year ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
With No Related Allowance Recorded:
Commercial business loans	$9	$9	$—	$4	$—
Commercial real estate	6,442	6,532	—	6,807	380
Residential mortgages	458	461	—	229	10
Home equity loans and lines of credit	33	33	—	17	1

Total with no allowance recorded	$6,942	$7,035	$—	$7,057	$391

With an Allowance Recorded:
Commercial business loans	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Residential mortgages	976	976	150	792	28
Home equity loans and lines of credit	—	—	—	—	—

Total with allowance recorded	$976	$976	$150	$792	$28

Total:
Commercial business loans	$9	$9	$—	$4	$—
Commercial real estate	6,442	6,532	—	6,807	380
Residential mortgages	1,434	1,437	150	1,021	38
Home equity loans and lines of credit	33	33	—	17	1

Total	$7,918	$8,011	$150	$7,849	$419

The following table presents troubled debt restructurings occurring during the three month period listed below:

September 30, 2011	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments
(In thousands)
Troubled debt restructurings:
Commercial real estate	1	$3,198	$3,198

Total troubled debt restructurings	1	$3,198	$3,198

The Bank had no troubled debt restructurings during the three months ended September 30, 2012.

Generally, the Bank does not forgive principal or interest on loans or modify the interest rate on loans to rates that are below market rates based on the risks associated with the modified loans. Loans can be modified to make concessions to help a borrower remain current on the loan and to avoid foreclosure. These troubled debt restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to financial difficulties of the borrower. During the three months ended September 30, 2012 and 2011, no loans previously classified as troubled debt restructurings subsequently defaulted.

NOTE 5 — FAIR VALUE MEASUREMENTS AND DISCLOSURES

Management uses its best judgment in estimating the fair value of the Company’s assets and liabilities; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all assets and liabilities, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective reporting dates and have not been re-evaluated or updated subsequent to those respective dates. As such, the estimated fair values of these assets and liabilities subsequent to the respective reporting dates may be different than the amounts reported at each reporting date. Accounting guidance related to fair value measurements and disclosures establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are as follows:

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Transfers between fair value hierarchy levels are recognized as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between fair value hierarchy levels for the three months ended September 30, 2012 or 2011.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at the periods listed are as follows:

(In thousands)
Description	September 30, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Residential mortgage-backed securities	$48,160	$—	$48,160	$—
Trust preferred securities	54	—	—	54
Equity securities	50	—	50	—

Securities available for sale	$48,264	$—	$48,210	$54

Description	June 30, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Residential mortgage-backed securities	$34,350	$—	$34,350	$—
Trust preferred securities	54	—	—	54
Equity securities	50	—	50	—

Securities available for sale	$34,454	$—	$34,400	$54

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2012:

(In thousands)	Three Months Ended
Beginning balance	$54
Principal repayments	(4)
Unrealized gains included in other comprehensive income	4

Ending balance	$54

Level 3 securities consist of one immaterial trust preferred security at September 30, 2012.

For assets measured at fair value on a nonrecurring basis at the dates listed, the fair value measurements by level within the fair value hierarchy are as follows:

(In thousands)
Description	September 30, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$823	$—		$823

Real estate owned	$40	$—		$40

Description	June 30, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$826	$—		$826

Real estate owned	$40	$—		$40

The methods and assumptions used to estimate the fair values included in the above tables are included in the disclosures that follow.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate fair values at September 30, 2012 and June 30, 2012:

Cash and Cash Equivalents and interest bearing securities with other banks (Carried at Cost)

The carrying amounts of cash and short-term instruments approximate fair value and are classified within level 1 of the fair value hierarchy.

Securities Available for Sale (Carried at Fair Value)

The fair values of securities available for sale, excluding trust preferred securities, are determined by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. Level 2 debt securities are valued by a third-party pricing service commonly used in the banking industry. Level 2 fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution date, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other things.

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

Securities Held to Maturity (Carried at Amortized Cost)

The fair values of securities held to maturity are determined by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. Level 2 debt securities are valued by a third-party pricing service commonly used in the banking industry. Level 2 fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution date, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other things.

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

Impaired Loans (Generally Carried at Fair Value)

Generally, impaired loans are those which the Company has measured impairment based on the fair value of the loan’s collateral. Fair value of real estate collateral is generally determined based upon independent third-party appraisals of the properties, which consider sales prices of similar properties in the proximate vicinity or by discounting expected cash flows from the properties by an appropriate risk adjusted discount rate. Fair value of collateral other than real estate is based on an estimate of the liquidation proceeds. Impaired loans are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of loan balances net of valuation allowances and loan balances on impaired loans in which the loan has been charged-off to its fair value.

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

Deposit Liabilities (Carried at Cost)

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Demand deposits are classified within level 1 of the fair value hierarchy. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities. Certificates of deposit are classified within level 2 of the fair value hierarchy.

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

Accrued Interest Receivable and Payable (Carried at Cost)

The carrying amounts of accrued interest approximate fair value. Accrued Interest Receivable and Payable are classified within level 1 of the fair value hierarchy.

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

Quantitative information about Level 3 Fair Value Measurement is included in the tables below:

(In thousands)	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2012	Fair Value Estimate	Valuation Techniques	Unobservable Inputs	Estimated Range
Impaired loans	$823	Appraisal of collateral	Appraisal adjustments	0.0% to -25.0%
			Liquidation expenses	-3.0% to -5.0%
Real estate owned	40	Appraisal of property	Appraisal adjustments	0.0% to -25.0%
			Liquidation expenses	-3.0% to -5.0%

(In thousands)	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2012	Fair Value Estimate	Valuation Techniques	Unobservable Inputs	Estimated Range
Impaired loans	$826	Appraisal of collateral	Appraisal adjustments	0.0% to -25.0%
			Liquidation expenses	-3.0% to -5.0%
Real estate owned	40	Appraisal of property	Appraisal adjustments	0.0% to -25.0%
			Liquidation expenses	-3.0% to -5.0%

The estimated fair values of the Company’s financial instruments were as follows:

			Fair Value Hierarchy at September 30, 2012
	September, 2011		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$14,585	$14,585	$14,585	$—	$—
Interest bearing deposits with other banks	8,651	8,651	8,651	—	—
Securities available for sale	48,264	48,264	—	48,210	54
Securities held to maturity	2,115	2,274	—	2,274	—
Federal Home Loan Bank stock	1,562	1,562	1,562	—	—
Loans receivable, net	294,860	302,502	—	—	302,502
Accrued interest receivable	1,169	1,169	1,169	—	—
Mortgage servicing rights	75	75	—	—	75
Financial liabilities:
Deposits	271,685	274,073	214,168	59,905	—
Securities sold under agreements to repurchase	16,861	16,934	—	16,934	—
Federal Home Loan Bank Advances	21,967	24,728	—	24,728	—
Accrued interest payable	111	111	111	—	—
Off-Balance sheet financial instruments	—	—	—	—	—

			Fair Value Hierarchy at June 30, 2012
	June 30, 2012		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$31,525	$31,525	$31,525	$—	$—
Interest bearing deposits with other banks	9,490	9,490	9,490	—	—
Securities available for sale	34,454	34,454	—	34,400	54
Securities held to maturity	2,396	2,549	—	2,549	—
Federal Home Loan Bank stock	2,169	2,169	2,169	—	—
Loans receivable, net	293,206	299,307	—	—	299,307
Accrued interest receivable	1,039	1,039	1,039	—	—
Mortgage servicing rights	78	78	—	—	78
Financial liabilities:
Deposits	269,572	269,459	208,271	61,188	—
Securities sold under agreements to repurchase	16,434	16,543	—	16,543	—
Federal Home Loan Bank Advances	26,997	29,758	—	29,758	—
Accrued interest payable	154	154	154	—	—
Off-Balance sheet financial instruments	—	—	—	—	—

NOTE 6 — GUARANTEES

The Company has not issued any guarantees that would require liability recognition or disclosure other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of September 30, 2012, the Company had $548 thousand of outstanding letters of credit. Management believes the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. Management believes the current amount of the liability as of September 30, 2012 for guarantees under letters of credit issued is not material.

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. Total ESOP shares may be reduced as a result of employees leaving the Company; shares that have previously been released to those exiting employees may be removed from the plan and transferred to that employee. As shares are committed to be released from the suspense account, the Bank reports compensation expense based on the average fair value of shares committed to be released with a corresponding credit to stockholders’ equity. Compensation expense recognized for the three months ended September 30, 2012 and 2011 amounted to $69 thousand and $67 thousand, respectively.

Shares held by the ESOP trust at the periods listed were as follows:

	September 30,
	2012	2011
Allocated shares	49,316	32,114
Unallocated shares	319,384	337,899

Total ESOP shares	368,700	370,013

Fair value of unallocated shares, in thousands	$4,839	$4,900

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the plan is 648,025. Total share-based compensation expense for the three months ended September 30, 2012 and 2011 was $235 thousand and $173 thousand, respectively.

Stock Options

The table below presents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at June 30, 2012	272,150	$14.79
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Options outstanding at September 30, 2012	272,150	$14.79	8.8

As of September 30, 2012, the Company had $748 thousand of unrecognized compensation costs related to stock options. The cost of stock options will be amortized in equal annual installments over the five-year vesting period. There were 54,430 options vested during the three months ended September 30, 2012. Stock option expense for the three months ended September 30, 2012 and 2011 was $50 thousand and $35 thousand, respectively.

Restricted Stock Awards

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of grant. Unvested restricted stock awards may not be disposed of or transferred during the vesting period. Restricted stock awards carry with them the right to receive dividends.

The table below presents the restricted stock award activity for the period shown:

	Service-Based Restricted stock awards	Weighted average grant date fair value	Performance-Based Restricted stock awards	Weighted average grant date fair value	Total Restricted stock awards	Weighted average grant date fair value
Non-vested at June 30, 2012	136,363	$14.77	111,090	$14.81	247,453	$14.79
Granted	—	—	—	—	—	—
Vested	27,267	14.77	22,218	14.81	49,485	14.79
Forfeited	—	—	—	—	—	—

Non-vested at September 30, 2012	109,096	$14.77	88,872	$14.81	197,968	$14.79

As of September 30, 2012, the Company had $2.8 million of unrecognized compensation cost related to restricted stock awards. The cost of the restricted stock awards will be amortized in equal annual installments over the five-year vesting period. The vesting of the performance-based stock awards is contingent upon meeting certain company-wide performance goals. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed. Restricted stock expense for the three months ended September 30, 2012 and 2011 was $185 thousand and $138 thousand, respectively.

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

	Three Months Ended September 30
(Dollars in thousands, except share data)	2012	2011
Net income	$260	$88
Weighted average number of shares used in:
Basic earnings per share	3,825,224	4,193,848
Diluted common stock equivalents:
Restricted stock and stock options	56,722	33

Diluted earnings per share	3,881,946	4,193,881

Net income per common share, basic	$0.07	$0.02

Net income per common share, diluted	$0.07	$0.02

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

The principal objective of this Financial Review is to provide an overview of the financial condition and results of operations of OBA Financial Services Inc., and its subsidiary, OBA Bank. The discussion and tabular presentations should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes.

Overview of Income and Expenses

Income

The Company has two primary sources of pre-tax income; net interest income and non-interest income. Net interest income is the difference between interest income, which is the income the Company earns on its loans and investments, and interest expense, which is the interest the Company pays on its deposits and borrowings.

Non-interest income is received from providing products and services and from other income. The majority of the non-interest income is earned from service charges on deposit accounts, bank owned life insurance income, and loan servicing fees. The Company also earns income from time to time from the sale of residential mortgage loans and other fees and charges.

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

Salaries and employee benefits expense consists primarily of the salaries and wages paid to employees and payroll tax, healthcare, retirement, ESOP, Equity Incentive Plan, and other employee benefit expenses.

Occupancy expenses, which are fixed or variable costs associated with premises and equipment, consist primarily of lease payments, real estate taxes, depreciation charges, maintenance, and cost of utilities.

Equipment expense includes expenses and depreciation charges related to office and banking equipment.

Data processing fees are paid to third party vendors primarily for various data processing services.

Other expenses include expenses for professional services, including, but not limited to, attorney, accountant and consultant fees, advertising and marketing, charitable contributions, insurance, office supplies, postage, telephone, and other miscellaneous operating expenses.

Critical Accounting Policies and Estimates

There are no material changes to the critical accounting policies disclosed in OBA Financial Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Comparison of Financial Condition at September 30, 2012 and June 30, 2012

Assets. Total assets decreased $3.3 million to $388.8 million at September 30, 2012 from $392.1 million at June 30, 2012. The decrease was primarily due to a decrease in cash and cash equivalents partially offset by increases in loans and securities and a decrease in Federal Home Loan Bank advances.

Cash and Cash Equivalents. At September 30, 2012, cash and cash equivalents decreased by $16.9 million, to $14.6 million from $31.5 million at June 30, 2012 as securities available for sale and loans increased by $13.8 million and $1.8 million, respectively, while Federal Home Loan Bank advances decreased by $5.0 million.

Loans. At September 30, 2012, total gross loans were $298.0 million, an increase of $1.8 million, as compared to $296.2 million at June 30, 2012. The commercial loan portfolio increased $5.0 million to $175.1 million at September 30, 2012 from $170.1 million at June 30, 2012 as the Company continued its focus on originating commercial loans. This increase was offset by decreases of $1.7 million and $1.4 million in the residential mortgage loan and home equity loan and line of credit portfolios, respectively. For further detail, see “Note 4 – Credit Quality of Loans and Allowance for Loan Losses” in the accompanying financial statements.

Allowance for Loan Losses.

The following table summarizes activity in the allowance for loan losses:

	Three Months Ended September 30,
(in thousands)	2012	2011
Balance at beginning of period	$3,035	$2,246
Provision for loan losses	112	147
Charge-offs	(8)	—
Recoveries	1	15

Balance at end of period	$3,140	$2,408

Ratios:
Net charge-offs to average loans	—%	(0.02)%
Allowance for loan losses to loans	1.05	0.85

At September 30, 2012, the allowance for loan losses was $3.1 million compared with $2.4 million at September 30, 2011 and $3.0 million at June 30, 2012. The allowance for loan losses as a percentage of total loans at September 30, 2012 was 1.05% compared to 1.02% at June 30, 2012 and 0.85% at September 30, 2011. Net charge-offs as a percentage of average loans was effectively zero percent for the three months ended September 30, 2012 and the Bank had a net recovery of 0.02% for the three months ended September 30, 2011. The Bank had $7.9 million in impaired loans at September 30, 2012 and June 30, 2012. Total impaired loans are primarily made up of two loan relationships with not-for-profit entities that have collateral values well in excess of the loan values. Based on the value of the collateral, no specific allowances are required for these loans. For further detail, see “Note 4 – Credit Quality of Loans and Allowance for Loan Losses” in the accompanying financial statements.

Non-performing Assets. Loans are generally placed on non-accrual status when payment of principal or interest is 90 days or more delinquent unless well secured and in the process of collection. Loans can also be placed on non-accrual status if collection of principal or interest in full is in doubt. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if both principal and interest payments are brought current, there has been a period of sustained performance (generally, six months), and full payment of principal and interest is expected. At September 30, 2012 and June 30, 2012, the Company had $6.1 million in total non-performing assets. Primarily, these totals represent commercial real estate and residential mortgage loans. Of the $6.1 million in non-performing assets the Company reported at September 30, 2012, $3.3 million were also troubled debt restructurings.

The following table summarizes non-performing assets:

(dollars in thousands)	September 30, 2012	June 30, 2012
Non-performing assets
Non-accrual loans:
Commercial real estate	$5,080	$5,080
Residential mortgages	891	891
Home equity loans and lines of credit	75	75

Total non-accrual loans	6,046	6,046
Other real estate owned	40	40

Total non-performing assets	$6,086	$6,086

Asset quality ratios:
Non-performing loans to total loans	2.03%	2.04%
Non-performing assets to total assets	1.57	1.55

The non-performing loans to total loans ratio decreased slightly to 2.03% at September 30, 2012 from 2.04% at June 30, 2012 and the non-performing assets to total assets ratio increased two basis points from 1.55% at June 30, 2012 to 1.57% at September 30, 2012. For further detail, see “Note 4 – Credit Quality of Loans and Allowance for Loan Losses” in the accompanying financial statements.

Troubled Debt Restructurings. At September 30, 2012 and June 30, 2012, the Bank had $5.9 million and $5.8 million of modified loans, respectively, which were considered troubled debt restructurings. At September 30, 2012, the Bank had $1.0 million in residential mortgage loans that were considered troubled debt restructurings and $4.8 million in commercial real estate loans that were considered troubled debt restructurings. At June 30, 2012, the Bank had $1.1 million in residential mortgage loans that were considered troubled debt restructurings and $4.7 million in commercial real estate loans that were considered troubled debt restructurings. Of the $5.9 million in modified loans considered troubled debt restructurings, $3.3 million were also non-performing loans. For further detail, see “Note 4 – Credit Quality of Loans and Allowance for Loan Losses” in the accompanying financial statements.

Securities. At September 30, 2012, the securities portfolio totaled $50.4 million, or 13.0% of total assets, as compared to $36.9 million, or 9.4% of total assets, at June 30, 2012.

Deposits. At September 30, 2012, deposits increased $2.1 million to $271.7 million from $269.6 million at June 30, 2012. Total money market accounts increased $2.7 million and checking accounts increased $530 thousand while certificates of deposit decreased $1.3 million.

Borrowings. At September 30, 2012, total borrowings decreased $4.6 million, or 10.6%, to $38.8 million from $43.4 million at June 30, 2012. Repurchase agreements increased slightly to $16.9 million at September 30, 2012 from $16.4 million at June 30, 2012. At September 30, 2012, Federal Home Loan Bank advances totaled $22.0 million, a decrease of $5.0 million from June 30, 2012.

At September 30, 2012, the Company had access to additional Federal Home Loan Bank advances of up to $46.9 million.

Equity. Equity totaled $75.7 million at September 30, 2012 and June 30, 2012, respectively. At September 30, 2012, the Company had repurchased 80,694 shares of its common stock of the 208,294 shares approved in its second share repurchase program. The Company’s Board of Directors adopted the second stock repurchase program as previously disclosed in the Company’s 8-K filed on March 21, 2012.

Capital and Liquidity. The Bank intends to maintain a strong capital position that supports its strategic goals while exceeding regulatory standards. At September 30, 2012, the Bank met the definition of a “well-capitalized” institution by exceeding all regulatory minimum capital requirements. The following tables summarize the consolidated and Bank capital ratios:

	Ratios at
	September 30, 2012	June 30, 2012	“Well-Capitalized” Minimums
Consolidated Capital Ratios:
Total Capital to risk-weighted assets	28.82%	29.06%	—
Tier 1 Capital to risk-weighted assets	27.66%	27.93%	—
Tier 1 Leverage	19.29%	19.17%	—
Bank Capital Ratios:
Total Capital to risk-weighted assets	23.51%	23.42%	10.00%
Tier 1 Capital to risk-weighted assets	22.35%	22.29%	6.00%
Tier 1 Leverage	15.59%	15.30%	5.00%

The Company’s primary sources of funds are deposits, borrowed funds, amortization, prepayments, and maturities of loans, investment securities, and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and investments are a relatively predictable source of funds, deposit flows and loan and investment prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Company invests excess funds in short-term interest-earning securities and other assets which provide liquidity to meet lending requirements.

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

Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011

General. Net income increased $172 thousand to $260 thousand for the three months ended September 30, 2012 from net income of $88 thousand for the three months ended September 30, 2011. The increase in net income was primarily a result of an increase in net interest income of $281 thousand and a decrease in the provision for loan losses of $35 thousand partially offset by an increase in tax expense of $148 thousand.

Net Interest Income. Net interest income increased by $281 thousand, to $3.3 million for the three months ended September 30, 2012 as compared to $3.0 million for the three months ended September 30, 2011. Total interest expense decreased $473 thousand, or 42.6%, to $637 thousand for the three months ended September 30, 2012 as compared to $1.1 million for the three months ended September 30, 2011. The decrease in interest expense was primarily the result of the Bank decreasing deposit rates while maintaining its competitive position within the local market, paying off all matured brokered certificates of deposit exclusive of the Certificate of Deposit Account Registry Service (“CDARS”) program and several matured higher costing term Federal Home Loan Bank advances, and reducing the rate on customer repurchase agreements. Interest and dividend income decreased by $192 thousand to $3.9 million for the three months ended September 30, 2012 as compared to $4.1 million for the three months ended September 30, 2011. This decrease is primarily due to lower yields in the loan and investment portfolios, as well as, a decrease in lower yielding fed funds sold.

The net interest margin was 3.62% for the three months ended September 30, 2012 compared to 3.52% for the three months ended September 30, 2011. The increase in the net interest margin was primarily a result of an increase in average interest-earning assets and a decrease in the total interest-bearing liabilities average yield of 62 basis points as compared to a decrease in the total interest-earning asset yield of 50 basis points. Net interest-earning assets increased $34.9 million as average interest-earning assets increased $22.2 million to $357.6 million for the period ended September 30, 2012 compared to $335.4 million for the period ended September 30, 2011. Average interest-bearing liabilities decreased $12.7 million to $268.9 million for the period ended September 30, 2012 as compared to $281.6 million for the period ended September 30, 2011.

Interest and Dividend Income. Interest and dividend income decreased $192 thousand to $3.9 million from $4.1 million for the three months ended September 30, 2012 and 2011, respectively, as continued low market interest rates caused lower yields on new loan production and an increase in loan refinancing. Interest income on loans decreased $167 thousand to $3.6 million from $3.8 million for the periods ended September 30, 2012 and 2011, respectively. Interest income on investments was down slightly to $270 thousand for the period ended September 30, 2012 as compared to $282 thousand for the period ended September 30, 2011. Interest income on fed funds sold decreased $15 thousand, or 51.7%, to $14 thousand as fed funds sold decreased $15.9 million at September 30, 2012. The decrease in fed funds sold was primarily used to fund the increase in the loan portfolio which increased $16.0 million to $298.0 million at September 30, 2012 from $282.0 million at September 30, 2011.

The average yield on loans decreased 47 basis points, to 4.86%, for the three months ended September 30, 2012 from 5.33% for the three months ended September 30, 2011. Total average loans increased $14.6 million to $295.0 million, reflecting an increase in the average balance of commercial loans of $24.8 million to $170.7 million for the three months ended September 30, 2012. The increase in average commercial loans was offset by a decrease in average residential mortgage loans of $4.3 million to $92.3 million and a decrease in average consumer loans of $5.9 million to $32.1 million for the three months ended September 30, 2012 as compared to $96.5 million and $38.1 million, respectively, for the three months ended September 30, 2011.

The average yield on securities decreased 21 basis points to 2.16% for the three months ended September 30, 2012 from 2.37% for the three months ended September 30, 2011, reflecting continued low market interest rates and repayments of higher yielding securities within the mortgage backed securities portfolio.

Interest Expense. Interest expense decreased $473 thousand to $637 thousand from $1.1 million for the three months ended September 30, 2012 and 2011, respectively. Deposit expense decreased by $404 thousand to $352 thousand for the three months ended September 30, 2012 as the average rate paid on deposits decreased 66 basis points to 0.60% for the three months ended September 30, 2012 from 1.26% for three months ended September 30, 2011.

Interest expense on borrowings decreased $69 thousand to $285 thousand for the three months ended September 30, 2012 from $354 thousand for the three months ended September 30, 2011. The average cost of borrowings decreased 14 basis points to 2.82% for the three months ended September 30, 2012 as a result of paying off higher costing term Federal Home Loan Bank advances.

Provision for Loan Losses. The Company’s provision for loan losses for the three months ended September 30, 2012 was $112 thousand, a decrease of $35 thousand from $147 thousand for the three months ended September 30, 2011. For further discussion related to the provision for loan losses, see “Allowance for Loan Losses” in the “Comparison of Financial Condition at September 30, 2012 and June 30, 2012.” For further discussions related to loan portfolio performance, see “Non-performing Assets” in the “Comparison of Financial Condition at September 30, 2012 and June 30, 2012” and Note 4 of the notes to the consolidated financial statements.

Non-Interest Income. The following table summarizes changes in non-interest income:

	Three Months Ended September 30,		Change
	2012	2011	$	%
	(In thousands)
Customer service fees	$90	$91	$(1)	(1.1)%
Loan servicing fees	5	9	(4)	(44.4)
Bank owned life insurance income	73	75	(2)	(2.7)
Other non-interest income	32	30	2	6.7

Non-interest income before net gains	200	205	(5)	(2.4)
Net gain on sale of loans	—	6	(6)	(100.0)

Net gains	—	6	(6)	(100.0)

Total non-interest income	$200	$211	$(11)	(5.2)

Total non-interest income decreased $11 thousand to $200 thousand for the three months ended September 30, 2012 as compared to $211 thousand for the three months ended September 30, 2011.

Non-Interest Expense. The following table summarizes changes in non-interest expense:

	Three Months Ended September 30,		Change
	2012	2011	$	%
	(In thousands)
Salaries and employee benefits	$1,770	$1,738	$32	1.8%
Occupancy and equipment	388	386	2	0.5
Data processing	197	177	20	11.3
Directors’ fees	94	80	14	17.5
FDIC assessments	69	67	2	3.0
Other non-interest expense	403	488	(85)	(17.4)

Total non-interest expense	$2,921	$2,936	$(15)	(0.5)

Total non-interest expense remained relatively unchanged with a decrease of $15 thousand to $2.9 million for the three months ended September 30, 2012. Directors’ fees increased $14 thousand, or 17.5%, to $94 thousand from $80 thousand for the three month periods ended September 30, 2012 and 2011, respectively. The increase is primarily due to addition of one new director in June 2011. Data processing expenses increased $20 thousand, or 11.3%, to $197 thousand for the three months ended September 30, 2012 as compared to $177 thousand for the three months ended September 30, 2011. The increase is primarily the result of increased licensing fees and processing costs. Other non-interest expense decreased $85 thousand to $403 thousand from $488 thousand for the three month periods ended September 30, 2012 and 2011, respectively. The decrease in other non-interest expense is primarily due to lower legal and professional fees, dues and licensing fees, and other operating expenses, and a decrease in miscellaneous losses.

Income Taxes. The Company recorded income tax expense of $162 thousand for the three months ended September 30, 2012, reflecting an effective tax rate of 38.4%, compared to income tax expense of $14 thousand for the three months ended September 30, 2011, reflecting an effective tax rate of 13.7%. The lower effective tax rate for the three months ended September 30, 2011 as compared to September 30, 2012 is primarily the result of tax-exempt BOLI income representing a larger portion of pre-tax income. The difference from the effective tax rate to the statutory tax rate reflects the amount of income received from bank-owned life insurance, which is tax-exempt for federal and state tax purposes, relative to total pre-tax income for each period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required, as the Registrant is a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2012. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of September 30, 2012, the Company was not subject to any legal actions, the outcome of which was expected to have a material effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Not required, as the Company is a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information in connection with repurchases of the Company’s shares of common stock for the period of July 1, 2012 through September 30, 2012. All shares repurchased during the three months ended September 30, 2012 have been retired. On March 16, 2012, the Board of Directors authorized the repurchase of up to 208,294 shares, or 5% of the Company’s common stock outstanding at the completion of the Company’s initial repurchase program approved on May 19, 2011. The repurchase authorization has no expiration date.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May yet be Purchased Under the Plans or Programs
July 1, 2012 through July 31, 2012	7,826	$14.84	7,826	174,190
August 1, 2012 through August 31, 2012	33,703	14.85	33,703	140,487
September 1, 2012 through September 30, 2012	12,887	14.85	12,887	127,600

Total	54,416	14.85	54,416	127,600

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Exhibit Index” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OBA FINANCIAL SERVICES, INC.
(Registrant)

Date: November 14, 2012	/s/ CHARLES E. WELLER
Charles E. Weller
President and Chief Executive Officer

Date: November 14, 2012	/S/ DAVID A. MILLER
David A. Miller
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Charles E. Weller, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of David A. Miller, Senior Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of Charles E. Weller, President and Chief Executive Officer, and David A. Miller, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.