Form 10-Q
period 2012-12-31
OBA Financial Services, Inc.
filed 2013-02-13
CIK 1471088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2012

or

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

4,300,368 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of February 7, 2013.

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

•	estimates of revenue growth in retail banking, lending and, other areas, and origination volume in the Company’s consumer, commercial, and other lending businesses;

•	statements regarding the asset quality and levels of non-performing assets and impairment charges with respect to the Company’s investment portfolio;

•	statements regarding current and future capital management programs, tangible capital generation, and market share;

•	estimates of non-interest income levels, including fees from services and product sales, and expense levels;

•	statements of the Company’s goals, intentions, and expectations;

•	statements regarding the Company’s business plans, prospects, growth, and operating strategies; and

•	estimates of the Company’s risks and future costs and benefits.

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

•

the Company’s timely development of new and competitive products or services in a changing environment and the acceptance of such products or services by the Company’s customers so the Company is able to enter new markets successfully and capitalize on growth opportunities;

•	operational issues and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems, on which the Company is highly dependent;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Condition (Unaudited)

	December 31, 2012	June 30, 2012
(In thousands, except share data)

Assets:
Cash and due from banks	$10,251	$14,916
Federal funds sold	1,711	16,609

Cash and cash equivalents	11,962	31,525
Interest bearing deposits with other banks	8,533	9,490
Securities available for sale	43,307	34,454
Securities held to maturity (fair value of $1,992 and $2,549)	1,862	2,396
Federal Home Loan Bank stock, at cost	1,785	2,169
Loans held for sale	415	—
Loans	297,564	296,241
Less: allowance for loan losses	3,125	3,035

Net loans	294,439	293,206
Premises and equipment, net	5,937	6,186
Bank owned life insurance	9,042	8,898
Other assets	3,677	3,762

Total assets	$380,959	$392,086

Liabilities:
Deposits:
Noninterest-bearing	$39,200	$40,003
Interest-bearing	227,453	229,569

Total deposits	266,653	269,572
Securities sold under agreements to repurchase	9,791	16,434
Federal Home Loan Bank advances	26,936	26,997
Advance payments from borrowers for taxes and insurance	309	1,707
Other liabilities	1,587	1,661

Total liabilities	305,276	316,371

Stockholders’ Equity:
Preferred stock (par value $.01); authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock (par value $.01); authorized 100,000,000 shares; issued and outstanding 4,301,450 and 4,387,050 shares at December 31, 2012 and June 30, 2012, respectively	43	43
Additional paid-in capital	37,918	38,695
Unearned ESOP shares	(3,148)	(3,240)
Retained earnings	40,066	39,409
Accumulated other comprehensive income	804	808

Total stockholders’ equity	75,683	75,715

Total liabilities and stockholders’ equity	$380,959	$392,086

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
(In thousands, except share and per share data)

Interest and Dividend Income:
Loans receivable, including fees	$3,684	$3,723	$7,285	$7,491
Investment securities:
Interest — taxable	277	248	547	530
Dividends	14	6	21	11
Federal funds sold	9	25	23	54

Total interest and dividend income	3,984	4,002	7,876	8,086

Interest Expense:
Deposits	314	628	666	1,384
Federal Home Loan Bank advances	219	277	457	568
Securities sold under agreements to repurchase	47	55	94	118

Total interest expense	580	960	1,217	2,070

Net interest income	3,404	3,042	6,659	6,016
Less provision for loan losses	(17)	229	95	376

Net interest income after provision for loan losses	3,421	2,813	6,564	5,640

Non-Interest Income:
Customer service fees	93	92	183	183
Loan servicing fees	5	7	10	16
Bank owned life insurance income	71	75	144	150
Net losses	(24)	(31)	(24)	(25)
Other non-interest income	30	29	62	59

Total non-interest income	175	172	375	383

Non-Interest Expense:
Salaries and employee benefits	1,734	1,667	3,504	3,405
Occupancy and equipment	380	399	768	785
Data processing	189	173	386	350
Directors’ fees	89	89	183	169
FDIC assessments	69	69	138	136
Other non-interest expense	447	457	850	945

Total non-interest expense	2,908	2,854	5,829	5,790

Income before income taxes	688	131	1,110	233
Income tax expense	291	49	453	63

Net income	$397	$82	$657	$170

Basic earnings per share	$0.10	$0.02	$0.17	$0.04

Diluted earnings per share	$0.10	$0.02	$0.17	$0.04

Basic weighted average shares outstanding	3,799,778	3,924,869	3,812,501	4,059,359

Diluted weighted average shares outstanding	3,871,539	3,933,087	3,862,525	4,064,369

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
(In thousands)

Net income	$397	$82	$657	$170
Other comprehensive income (loss):
Net unrealized gains (losses) on available for sale securities, net of tax benefit of ($148), ($93), ($3) and ($2), respectively	(231)	(144)	(4)	(2)

Other comprehensive income (loss)	(231)	(144)	(4)	(2)

Comprehensive income (loss)	$166	$(62)	$653	$168

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

Six Months Ended December 31, 2012 and 2011

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total
(In thousands)

Balances at July 1, 2012	$43	$38,695	$(3,240)	$39,409	$808	$75,715

Net income				657		657
Other comprehensive income (loss), net of tax					(4)	(4)
Purchase and retirement of 85,600 shares of Company stock		(1,321)				(1,321)
Share-based compensation expense		469				469
Tax benefit of 49,485 restricted shares vesting		21				21
ESOP shares committed to be released (9,258 shares)		54	92		—	146

Balances, December 31, 2012	$43	$37,918	$(3,148)	$40,066	$804	$75,683

Balances at July 1, 2011	$46	$44,419	$(3,425)	$39,141	$679	$80,860

Net income				170		170
Other comprehensive income (loss), net of tax					(2)	(2)
Purchase and retirement of 391,200 shares of Company stock	(4)	(5,625)				(5,629)
Share-based compensation expense		395				395
ESOP shares committed to be released (9,258 shares)		41	92			133

Balances, December 31, 2011	$42	$39,230	$(3,333)	$39,311	$677	$75,927

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
	2012	2011
(in thousands)

Operating Activities:
Net income	$657	$170

Adjustments to reconcile net income to
Net cash provided by operating activities:
Provision for loan losses	95	376
Depreciation and amortization of premises and equipment	331	343
Net amortization of securities premiums and discounts	193	242
Proceeds from sales of loans held for sale	1,105	307
Originated loans held for sale	(1,504)	(301)
Net gains on sales of loans	(16)	(6)
Amortization of net deferred loan fees	(18)	(6)
Write-down of foreclosed assets	40	31
Bank owned life insurance income	(144)	(150)
ESOP expense	146	133
Share-based compensation expense	469	395
Amortization of mortgage servicing rights	5	5
Amortization of brokered deposit premiums	—	6
Changes in other assets and liabilities, net	(32)	468

Total adjustments	670	1,843

Net cash provided by operating activities	1,327	2,013

Investing Activities:
Principal collections and maturities of securities available for sale	7,334	5,388
Principal collections and maturities of securities held to maturity	532	609
Purchases of securities available for sale	(16,384)	(10,140)
Redemption of Federal Home Loan Bank stock, net	384	516
Decrease (increase) in interest bearing deposits with other banks, net	957	(2,481)
Loan originations less principal collections, net	(1,310)	309
Purchases of premises and equipment	(82)	(402)

Net cash used in investing activities	(8,569)	(6,201)

Financing Activities:
Decrease in other deposits	(2,919)	(5,158)
Decrease in securities sold under agreements to repurchase	(6,643)	(5,374)
Proceeds from FHLB advances	5,000	15,000
Repayment of FHLB advances	(5,061)	(2,560)
Net decrease in advance payments from borrowers for taxes and insurance	(1,398)	(1,636)
Vesting restricted shares	21	—
Purchase and retirement of Company stock	(1,321)	(5,629)

Net cash used in financing activities	(12,321)	(5,357)

Decrease in cash and cash equivalents	(19,563)	(9,545)
Cash and cash equivalents at beginning of period	31,525	37,968

Cash and cash equivalents at end of period	$11,962	$28,423

Supplemental Disclosures:
Interest paid	$1,258	$2,183
Income taxes refunded, net	154	—

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

On January 21, 2010, OBA Bancorp, MHC completed its plan of conversion and reorganization from a mutual holding company to a stock holding company. In accordance with the plan, OBA Bancorp, MHC and OBA Bancorp, Inc. ceased to exist and a newly formed stock holding company, OBA Financial Services, Inc. (of which OBA Bank became a wholly owned subsidiary) sold shares of capital stock to eligible depositors of OBA Bank. OBA Financial Services, Inc.’s common stock is quoted on the NASDAQ Capital Market under the symbol “OBAF.”

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

Basis of Presentation

The consolidated financial statements include the accounts of OBA Financial Services Inc. and OBA Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Operating results for the three and six months ended December 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013 or any other interim period. The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes filed on Form 10-K for the fiscal year ended June 30, 2012.

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

Reclassifications

From time to time, certain amounts in the prior period consolidated financial statements are reclassified to conform with current period presentation. Such reclassifications, if any, have no impact on consolidated net income or total stockholders’ equity.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that will have a material impact to the consolidated financial statements.

NOTE 2 — COMPREHENSIVE INCOME (LOSS)

U.S. GAAP requires that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the stockholders’ equity section of the Consolidated Statement of Condition, such items, along with net income, are components of comprehensive income and accumulated other comprehensive income. The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(In thousands)
Unrealized gains (losses) on available for sale securities	$(379)	$(237)	$(7)	$(4)
Tax effect	(148)	(93)	(3)	(2)

Net of tax amount	$(231)	$(144)	$(4)	$(2)

Accumulated other comprehensive income (loss) consists of the following:

	December 31, 2012	June 30, 2012
	(In thousands)
Unrealized gains (losses) on available for sale securities	$1,317	$1,324
Tax effect	513	516

Total	$804	$808

NOTE 3 — SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2012

Securities available for sale:
Debt Securities:
Residential mortgage-backed securities (1)	$41,892	$1,329	$(12)	$43,209
Trust preferred security	48	—	—	48

Total debt securities available for sale	41,940	1,329	(12)	43,257
Equity Securities	50	—	—	50

Total securities available for sale	41,990	1,329	(12)	43,307

Securities held to maturity:
Debt Securities:
Residential mortgage-backed securities (1)	1,862	130	—	1,992

Total debt securities held to maturity	1,862	130	—	1,992

Total investment securities	$43,852	$1,459	$(12)	$45,299

June 30, 2012

Securities available for sale:
Debt Securities:
Residential mortgage-backed securities (1)	$33,010	$1,340	$—	$34,350
Trust preferred security	70	—	(16)	54

Total debt securities available for sale	33,080	1,340	(16)	34,404
Equity Securities	50	—	—	50

Total securities available for sale	33,130	1,340	(16)	34,454

Securities held to maturity:

Debt Securities:
Residential mortgage-backed securities (1)	2,396	153	—	2,549

Total debt securities held to maturity	2,396	153	—	2,549

Total investment securities	$35,526	$1,493	$(16)	$37,003

(1)	All residential mortgage-backed securities were issued by United States government agencies including FNMA, FHLMC, and GNMA.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2012 are as follows:

	Available for sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due after ten years	$48	$48	$—	$—
Residential mortgage-backed securities	41,892	43,209	1,862	1,992

Total	$41,940	$43,257	$1,862	$1,992

At December 31, 2012 and June 30, 2012, the market value of securities securing dealer and customer repurchase agreements was $10.7 million and $20.8 million, respectively.

Information pertaining to securities with gross unrealized losses at the dates listed aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2012
Residential mortgage-backed securities	$—	$—	$12	$2,839	$12	$2,839
Trust preferred security	—	—	—	—	—	—

Total	$—	$—	$12	$2,839	$12	$2,839

June 30, 2012
Residential mortgage-backed securities	$—	$—	$—	$—	$—	$—
Trust preferred security	—	—	16	54	16	54

Total	$—	$—	$16	$54	$16	$54

At December 31, 2012 and at June 30, 2012, all residential mortgage backed securities and their contractual cash flows were guaranteed by U.S. Government Agencies; FNMA, FHLMC, and GNMA. The Company’s sole trust preferred security is a variable rate pool of trust preferred securities issued by insurance companies or their holding companies. These positions and the related unrealized losses are not material to the Company’s consolidated financial position or results of operations. The decline in the residential mortgage backed securities has been primarily caused by the movement in market interest rates. The Company has no intent or requirement to sell these securities.

NOTE 4 — CREDIT QUALITY OF LOANS AND ALLOWANCE FOR LOAN LOSSES

Various Bank policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans include those loans characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans, or portions of loans, classified as loss are those considered uncollectible and of such little value that their continuance as a loan is not warranted. Since such loans are written off in full, the Bank will not have any such loans classified as loss at the end of a reporting period. Loans that do not expose the Bank to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are required to be designated as Special Mention.

The Bank maintains an allowance for loan losses at an amount estimated to equal all credit losses in the loan portfolio that are both probable and reasonably estimable at the consolidated statement of condition date. The Bank’s determination as to the classification of loans is subject to review by the Bank’s primary federal regulator, the Office of the Comptroller of the Currency (“OCC”). The Bank regularly reviews the loan portfolio to determine whether any loans require classification in accordance with applicable regulations.

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

The classes of loans are as follows:

	December 31, 2012	June 30, 2012
	(In thousands)
Commercial business	$40,357	$32,183
Commercial real estate	135,628	136,036
Construction	3,455	1,850
Residential mortgage	87,780	93,266
Home equity loans and lines of credit	30,334	32,765

Loans	297,554	296,100
Net deferred commercial loan fees	(282)	(204)
Net deferred home equity costs	292	345

Loans net of deferred (fees) costs	297,564	296,241
Allowance for loan losses	3,125	3,035

Total loans, net	$294,439	$293,206

The following tables present the classes of the loan portfolio summarized by loan rating within the Bank’s internal risk rating system:

December 31, 2012:

	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial business	$36,690	$—	$3,667	$—	$40,357
Commercial real estate	129,196	192	6,240	—	135,628
Construction	3,455	—	—	—	3,455
Residential mortgage	86,223	—	1,557	—	87,780
Home equity loans and lines of credit	30,227	75	32	—	30,334

Total	$285,791	$267	$11,496	$—	$297,554

June 30, 2012:

	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial business	$28,785	$—	$3,398	$—	$32,183
Commercial real estate	129,409	184	6,443	—	136,036
Construction	1,850	—	—	—	1,850
Residential mortgage	91,320	—	1,946	—	93,266
Home equity loans and lines of credit	32,657	75	33	—	32,765

Total	$284,021	$259	$11,820	$—	$296,100

Loans are generally placed on non-accrual status when payment of principal or interest is 90 days or more delinquent or if collection of principal or interest, in full, is in doubt. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed and further income is recognized only when full repayment of the loan is complete, at which point income is recognized to the extent received, or the loan returns to accrual status. The loan may be returned to accrual status if both principal and interest payments are brought current, there has been a period of sustained performance (generally, six months), and full payment of principal and interest is expected.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due and non-accrual status:

December 31, 2012:

	31-60 Days Past Due	61-90 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Non-Accrual Loans
(In thousands)
Commercial business	$—	$—	$—	$—	$40,357	$40,357	$—
Commercial real estate	631	—	5,079	5,710	129,918	135,628	5,079
Construction	—	—	—	—	3,455	3,455	—
Residential mortgage	292	—	513	805	86,975	87,780	650
Home equity loans and lines of credit	369	—	—	369	29,965	30,334	210

Total	$1,292	$—	$5,592	$6,884	$290,670	$297,554	$5,939

June 30, 2012:

	31-60 Days Past Due	61-90 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Non-Accrual Loans
(In thousands)
Commercial business	$—	$—	$—	$—	$32,183	$32,183	$—
Commercial real estate	1,520	—	3,560	5,080	130,956	136,036	5,080
Construction	—	—	—	—	1,850	1,850	—
Residential mortgage	—	—	894	894	92,372	93,266	891
Home equity loans and lines of credit	139	—	—	139	32,626	32,765	75

Total	$1,659	$—	$4,454	$6,113	$289,987	$296,100	$6,046

There are no loans over 90 days past due that are still accruing at the dates indicated.

The Bank provides for loan losses based upon the consistent application of the documented allowance for loan loss methodology. All loan losses are charged to the allowance for loan losses and all recoveries are credited to the same. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in Management’s judgment, deserve current recognition in estimating probable losses. Management regularly reviews the loan portfolio and makes provisions for loan losses in order to maintain the allowance for loan losses in accordance with U.S. GAAP. The Bank considers residential mortgage loans and home equity loans and lines of credit as small, homogeneous loans, which are evaluated for impairment collectively based on historical loss experience. Commercial real estate and commercial business loans are reviewed individually. Loans are considered impaired if the probability exists that the Bank will be unable to collect contractually obligated principal and interest cash flows. The allowance for loan losses consists primarily of three components:

(1)	specific allowances established for impaired loans (as defined by U.S. GAAP). For a non-collateral dependent loan, the amount of impairment, if any, is estimated as the difference between the estimated present value based on Management’s assumptions regarding future cash flows and discounted at the loan’s original yield, and the carrying value of the loan. Impaired loans for which the estimated present value of the loan exceeds the carrying value of the loan do not reduce specific allowances;

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

The adjustments to historical loss experience are based on Management’s evaluation of several qualitative and environmental factors, including, but not limited to:

•	changes in any concentration of credit (including, but not limited to, concentrations by geography, industry, or collateral type);

•	changes in the number and amount of non-accrual loans, watch list loans, and past due loans;

•	changes in national, state, and local economic trends;

•	changes to other external influences including, but not limited to, legal, accounting, peer, and regulatory changes;

•	changes in the types of loans in the loan portfolio;

•	changes in the experience and ability of personnel and management in the loan origination and loan servicing departments;

•	changes in the value of underlying collateral for collateral dependent loans;

•	changes in lending strategies; and

•	changes in lending policies and procedures.

The following table summarizes activity in the allowance for loan losses:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2012	2011	2012	2011
Balance at beginning of period	$3,140	$2,408	$3,035	$2,246
Provision for loan losses	(17)	229	95	376
Charge-offs	—	(18)	(8)	(18)
Recoveries	2	—	3	15

Balance at end of period	$3,125	$2,619	$3,125	$2,619

The following tables set forth the activity in and allocation of the allowance for loan losses by loan portfolio class for the periods as listed:

Three Months Ended December 31, 2012

	Commercial business	Commercial real estate	Construction	Residential mortgage	Home equity loans and lines of credit	Unallocated	Total
(In thousands)
Allowance for loan losses:
Beginning Balance	$698	$1,156	$6	$815	$380	$85	$3,140
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	2	—	—	—	—	2
Provisions	84	(81)	7	(97)	(5)	75	(17)

Ending balance	$782	$1,077	$13	$718	$375	$160	$3,125

Six Months Ended December 31, 2012

	Commercial business	Commercial real estate	Construction	Residential mortgage	Home equity loans and lines of credit	Unallocated	Total
(In thousands)
Allowance for loan losses:
Beginning Balance	$670	$951	$7	$773	$393	$241	$3,035
Charge-offs	—	(8)	—	—	—	—	(8)
Recoveries	—	3	—	—	—	—	3
Provisions	112	131	6	(55)	(18)	(81)	95

Ending balance	$782	$1,077	$13	$718	$375	$160	$3,125

Three Months Ended December 31, 2011

	Commercial business	Commercial real estate	Construction	Residential mortgage	Home equity loans and lines of credit	Unallocated	Total
(In thousands)
Allowance for loan losses:
Beginning Balance	$493	$746	$2	$600	$405	$162	$2,408
Charge-offs	—	(18)	—	—	—	—	(18)
Recoveries	—	—	—	—	—	—	—
Provisions	129	(76)	—	111	9	56	229

Ending balance	$622	$652	$2	$711	$414	$218	$2,619

Six Months Ended December 31, 2011

	Commercial business	Commercial real estate	Construction	Residential mortgage	Home equity loans and lines of credit	Unallocated	Total
(In thousands)
Allowance for loan losses:
Beginning Balance	$383	$706	$2	$528	$440	$187	$2,246
Charge-offs	—	(18)	—	—	—	—	(18)
Recoveries	—	—	—	15	—	—	15
Provisions	239	(36)	—	168	(26)	31	376

Ending balance	$622	$652	$2	$711	$414	$218	$2,619

The following tables present the balance in the allowance for loan losses and the recorded in investment in loans by portfolio class and based on impairment method:

December 31, 2012:

	Commercial business	Commercial real estate	Construction	Residential mortgage	Home equity loans and lines of credit	Unallocated	Total loans
(In thousands)
Allowance for Loan Losses:
Ending allowance balance related to loans:
Individually evaluated for impairment	$—	$—	$—	$149	$—	$—	$149
Collectively evaluated for impairment	782	1,077	13	569	375	160	2,976

Total ending allowance balance	$782	$1,077	$13	$718	$375	$160	$3,125

Loans:
Ending loan balance
Individually evaluated for impairment	$7	$6,240	$—	$1,045	$32		$7,324
Collectively evaluated for impairment	40,350	129,388	3,455	86,735	30,302		290,230

Total ending loan balance	$40,357	$135,628	$3,455	$87,780	$30,334		$297,554

June 30, 2012:

	Commercial business	Commercial real estate	Construction	Residential mortgage	Home equity loans and lines of credit	Unallocated	Total loans
(In thousands)
Allowance for Loan Losses:
Ending allowance balance related to loans:
Individually evaluated for impairment	$—	$—	$—	$150	$—	$—	$150
Collectively evaluated for impairment	670	951	7	623	393	241	2,885

Total ending allowance balance	$670	$951	$7	$773	$393	$241	$3,035

Loans:
Ending loan balance
Individually evaluated for impairment	$9	$6,442	$—	$1,434	$33		$7,918
Collectively evaluated for impairment	32,174	129,594	1,850	91,832	32,732		288,182

Total ending loan balance	$32,183	$136,036	$1,850	$93,266	$32,765		$296,100

The following tables summarize information in regards to impaired loans by portfolio class as of and for the periods ended:

				December 31, 2012
	At December 31, 2012			Three Months Ended		Six Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(In thousands)
With No Related Allowance Recorded:
Commercial business	$7	$7	$—	$8	$—	$8	$—
Commercial real estate	6,240	6,329	—	6,245	19	6,341	38
Residential mortgage	75	75	—	266	—	266	10
Home equity loans and lines of credit	32	32	—	33	1	33	1

Total with no allowance recorded	$6,354	$6,443	$—	$6,552	$20	$6,648	$49

With an Allowance Recorded:
Commercial business	$—	$—	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—	—	—
Residential mortgage	970	970	149	971	14	972	20
Home equity loans and lines of credit	—	—	—	—	—	—	—

Total with allowance recorded	$970	$970	$149	$971	$14	$972	$20

Total:
Commercial business	$7	$7	$—	$8	$—	$8	$—
Commercial real estate	6,240	6,329	—	6,245	19	6,341	38
Residential mortgage	1,045	1,045	149	1,237	14	1,238	30
Home equity loans and lines of credit	32	32	—	33	1	33	1

Total	$7,324	$7,413	$149	$7,523	$34	$7,620	$69

				December 31, 2011
	At June 30, 2012			Three Months Ended		Six Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(In thousands)
With No Related Allowance Recorded:
Commercial business loans	$9	$9	$—	$—	$—	$—	$—
Commercial real estate	6,442	6,532	—	6,368	118	6,662	379
Residential mortgages	458	461	—	—	—	—	—
Home equity loans and lines of credit	33	33	—	—	—	—	—

Total with no allowance recorded	$6,942	$7,035	$—	$6,368	$118	$6,662	$379

With an Allowance Recorded:
Commercial business loans	$—	$—	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—	—	—
Residential mortgages	976	976	150	693	8	695	27
Home equity loans and lines of credit	—	—	—	—	—	—	—

Total with allowance recorded	$976	$976	$150	$693	$8	$695	$27

Total:
Commercial business loans	$9	$9	$—	$—	$—	$—	$—
Commercial real estate	6,442	6,532	—	6,368	118	6,662	379
Residential mortgages	1,434	1,437	150	693	8	695	27
Home equity loans and lines of credit	33	33	—	—	—	—	—

Total	$7,918	$8,011	$150	$7,061	$126	$7,357	$406

The following table presents troubled debt restructurings occurring during the three and six month periods listed below:

	2012			2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments
(In thousands)
Three months ended December 31:
Commercial real estate	—	$—	$—	—	$—	$—

Total Troubled Debt Restructurings	—	$—	$—	—	$—	$—

Six months ended December 31:
Commercial real estate	—	$—	$—	1	$3,198	$3,198

Total Troubled Debt Restructurings	—	$—	$—	1	$3,198	$3,198

Generally, the Bank does not forgive principal or interest on loans or modify the interest rate on loans to rates that are below market rates based on the risks associated with the modified loans. Although, loans can be modified to make concessions to help a borrower remain current on the loan and to avoid foreclosure. These troubled debt restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to financial difficulties of the borrower. During the six months ended December 31, 2012 and 2011, no loans previously classified as troubled debt restructurings subsequently defaulted.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Transfers between fair value hierarchy levels are recognized as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between fair value hierarchy levels for the six months ended December 31, 2012 or 2011.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at the periods listed are as follows:

(In thousands)	December 31,	(Level 1) Quoted Prices in Active Markets for Identical	(Level 2) Significant Other Observable	(Level 3) Significant Unobservable
Description	2012	Assets	Inputs	Inputs
Residential mortgage-backed securities	$43,209	$—	$43,209	$—
Trust preferred security	48	—	—	48
Equity securities	50	—	50	—

Securities available for sale	$43,307	$—	$43,259	$48

	June 30,	(Level 1) Quoted Prices in Active Markets for Identical	(Level 2) Significant Other Observable	(Level 3) Significant Unobservable
Description	2012	Assets	Inputs	Inputs
Residential mortgage-backed securities	$34,350	$—	$34,350	$—
Trust preferred security	54	—	—	54
Equity securities	50	—	50	—

Securities available for sale	$34,454	$—	$34,400	$54

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended December 31, 2012:

(In thousands)	Three Months Ended	Six Months Ended
Beginning balance	$54	$54
Principal repayments	(18)	(22)
Unrealized gains included in other comprehensive income	12	16

Ending balance	$48	$48

Level 3 securities consist of one trust preferred security at December 31, 2012.

For assets measured at fair value on a nonrecurring basis at the dates listed, the fair value measurements by level within the fair value hierarchy are as follows:

(In thousands)	December 31,	(Level 1) Quoted Prices in Active Markets for Identical	(Level 2) Significant Other Observable	(Level 3) Significant Unobservable
Description	2012	Assets	Inputs	Inputs
Impaired loans	$821	$—	$—	$821

Real estate owned	$—	$—	$—	$—

Description	June 30, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$826	$—	$—	$826

Real estate owned	$40	$—	$—	$40

The methods and assumptions used to estimate the fair values included in the above tables are included in the disclosures that follow.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate fair values at December 31, 2012 and June 30, 2012:

Cash and Cash Equivalents and interest bearing securities with other banks (Carried at Cost)

The carrying amounts of cash and short-term instruments approximate fair value and are classified within level 1 of the fair value hierarchy.

Securities Available for Sale (Carried at Fair Value)

The fair values of securities available for sale, excluding trust preferred securities, are determined by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. Level 2 debt securities are valued by a third-party pricing service commonly used in the banking industry. Level 2 fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution date, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other pieces of information.

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

Securities Held to Maturity (Carried at Amortized Cost)

The fair values of securities held to maturity are determined by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. Level 2 debt securities are valued by a third-party pricing service commonly used in the banking industry. Level 2 fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution date, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other pieces of information.

Federal Home Loan Bank Stock (Carried at Cost)

The carrying amount of Federal Home Loan Bank stock approximates fair value and considers the limited marketability of such securities.

Loans Receivable (Carried at Cost)

The fair values of loans (except impaired loans) are estimated using discounted cash flow analyses which use market rates at the statement of condition date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments, and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. Loans are classified within level 3 of the fair value hierarchy.

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

Quantitative information about Level 3 Fair Value Measurement is included in the tables below:

(In thousands)	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2012	Fair Value Estimate	Valuation Techniques	Unobservable Inputs	Estimated Range
Impaired loans	$821	Appraisal of collateral	Appraisal adjustments	0.0% to -25.0%
			Liquidation expenses	-3.0% to -5.0%
Real estate owned	—	—	—	—

(In thousands)	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2012	Fair Value Estimate	Valuation Techniques	Unobservable Inputs	Estimated Range
Impaired loans	$826	Appraisal of collateral	Appraisal adjustments	0.0% to -25.0%
			Liquidation expenses	-3.0% to -5.0%

Real estate owned	40	Appraisal of property	Appraisal adjustments	0.0% to -25.0%
			Liquidation expenses	-3.0% to -5.0%

The estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2012		Fair Value Hierarchy at December 31, 2012
			Quoted Prices in Active Markets For Identical	Significant Other Observable	Significant Unobservable
(In thousands)	Carrying Amount	Fair Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$11,962	$11,962	$11,962	$—	$—
Interest bearing deposits with other banks	8,533	8,533	8,533	—	—
Securities available for sale	43,307	43,307	—	43,259	48
Securities held to maturity	1,862	1,992	—	1,992	—
Federal Home Loan Bank stock	1,785	1,785	1,785	—	—
Loans held for sale	415	415	—	—	415
Loans receivable, net	294,439	299,806	—	—	299,806
Accrued interest receivable	1,150	1,150	1,150	—	—
Mortgage servicing rights	72	72	—	—	72
Financial liabilities:
Deposits	266,653	267,414	208,595	58,819	—
Securities sold under agreements to repurchase	9,791	9,824	—	9,824	—
Federal Home Loan Bank Advances	26,936	29,521	—	29,521	—
Accrued interest payable	114	114	114	—	—
Off-Balance sheet financial instruments	—	—	—	—	—

	June 30, 2012		Fair Value Hierarchy at June 30, 2012
			Quoted Prices in Active Markets For Identical	Significant Other Observable	Significant Unobservable
(In thousands)	Carrying Amount	Fair Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$31,525	$31,525	$31,525	$—	$—
Interest bearing deposits with other banks	9,490	9,490	9,490	—	—
Securities available for sale	34,454	34,454	—	34,400	54
Securities held to maturity	2,396	2,549	—	2,549	—
Federal Home Loan Bank stock	2,169	2,169	2,169	—	—
Loans held for sale	—	—	—	—	—
Loans receivable, net	293,206	299,307	—	—	299,307
Accrued interest receivable	1,039	1,039	1,039	—	—
Mortgage servicing rights	78	78	—	—	78
Financial liabilities:
Deposits	269,572	269,459	208,271	61,188	—
Securities sold under agreements to repurchase	16,434	16,543	—	16,543	—
Federal Home Loan Bank Advances	26,997	29,758	—	29,758	—
Accrued interest payable	154	154	154	—	—
Off-Balance sheet financial instruments	—	—	—	—	—

NOTE 6 — GUARANTEES

The Company has not issued any guarantees that would require liability recognition or disclosure other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of December 31, 2012, the Company had $548 thousand of outstanding letters of credit. Management believes the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. Management believes the current amount of the liability as of December 31, 2012 for guarantees under letters of credit issued is not material.

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. Total ESOP shares may be reduced as a result of employees leaving the Company; shares that have previously been released to those exiting employees may be removed from the plan and transferred to that employee. As shares are committed to be released from the suspense account, the Bank reports compensation expense based on the average fair value of shares committed to be released with a corresponding credit to stockholders’ equity. Compensation expense recognized for the six months ended December 31, 2012 and 2011 amounted to $146 thousand and $133 thousand, respectively. Compensation expense recognized for the three months ended December 31, 2012 and 2011 amounted to $77 thousand and $67 thousand, respectively.

Shares held by the ESOP trust at the periods listed were as follows:

	December 31,
	2012	2011
Allocated shares	53,945	36,076
Unallocated shares	314,755	333,270

Total ESOP shares	368,700	369,346

Fair value of unallocated shares, in thousands	$5,537	$4,779

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the plan is 648,025. Total share-based compensation expense for the six months ended December 31, 2012 and 2011 was $469 thousand and $395 thousand, respectively. Total share-based compensation expense for the three months ended December 31, 2012 and 2011 was $234 thousand and $222 thousand, respectively.

Stock Options

The table below presents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at June 30, 2012	272,150	$14.79
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Options outstanding at December 31, 2012	272,150	$14.79	8.6

As of December 31, 2012, the Company had $699 thousand of unrecognized compensation costs related to stock options. The cost of stock options will be amortized in equal annual installments over the five-year vesting period. There were 54,430 options vested during the six months ended December 31, 2012. Stock option expense for the six months ended December 31, 2012 and 2011 was $99 thousand and $80 thousand, respectively. Stock option expense for the three months ended December 31, 2012 and 2011 was $49 thousand and $45 thousand, respectively.

Restricted Stock Awards

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of grant. Unvested restricted stock awards may not be disposed of or transferred during the vesting period. Restricted stock awards carry with them the right to receive dividends.

The table below presents the restricted stock award activity for the period shown:

	Service- Based Restricted stock awards	Weighted average grant date fair value	Performance-Based Restricted stock awards	Weighted average grant date fair value	Total Restricted stock awards	Weighted average grant date fair value
Non-vested at June 30, 2012	136,363	$14.77	111,090	$14.81	247,453	$14.79
Granted		—	—	—	—	—
Vested	27,267	14.77	22,218	14.81	49,485	14.79
Forfeited	—	—	—	—	—	—

Non-vested at December 31, 2012	109,096	$14.77	88,872	$14.81	197,968	$14.79

As of December 31, 2012, the Company had $2.5 million of unrecognized compensation cost related to restricted stock awards. The cost of the restricted stock awards will be amortized in equal annual installments over the five-year vesting period. The vesting of the performance-based stock awards is contingent upon meeting certain company-wide performance goals. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed. Restricted stock expense for the six months ended December 31, 2012 and 2011 was $370 thousand and $315 thousand, respectively. Restricted stock expense for the three months ended December 31, 2012 and 2011 was $185 thousand and $177 thousand, respectively.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except share data)	2012	2011	2012	2011
Net income	$397	$82	$657	$170
Weighted average number of shares used in:
Basic earnings per share	3,799,778	3,924,869	3,812,501	4,059,359
Diluted common stock equivalents:
Stock options and restricted stock units	71,761	8,218	50,024	5,010

Diluted earnings per share	3,871,539	3,933,087	3,862,525	4,064,369

Net income per common share, basic	$0.10	$0.02	$0.17	$0.04

Net income per common share, diluted	$0.10	$0.02	$0.17	$0.04

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Comparison of Financial Condition at December 31, 2012 and June 30, 2012

Assets. Total assets decreased $11.1 million to $381.0 million at December 31, 2012 from $392.1 million at June 30, 2012. The decrease was primarily due to a decrease in cash and cash equivalents partially offset by increases in loans and securities.

Cash and Cash Equivalents. At December 31, 2012, cash and cash equivalents decreased $19.6 million, to $12.0 million, from $31.5 million at June 30, 2012 as loans and securities available for sale increased $1.3 million and $8.9 million, respectively, while deposits decreased $2.9 million and customer repurchase agreements decreased $6.6 million.

Loans. At December 31, 2012, total gross loans were $297.6 million, an increase of $1.3 million, as compared to $296.2 million at June 30, 2012. The commercial loan portfolio increased $9.3 million to $179.4 million at December 31, 2012 from $170.1 million at June 30, 2012 as the Company continued its focus on originating commercial loans. This increase was offset by decreases of $5.5 million, to $87.8 million, and $2.4 million, to $30.3 million, in the residential mortgage loan and home equity loan and line of credit portfolios, respectively. For further detail, see “Note 4 – Credit Quality of Loans and Allowance for Loan Losses” in the accompanying consolidated financial statements.

Allowance for Loan Losses.

The following table summarizes activity in the allowance for loan losses:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2012	2011	2012	2011
Balance at beginning of period	$3,140	$2,408	$3,035	$2,246
Provision for loan losses	(17)	229	95	376
Charge-offs	—	(18)	(8)	(18)
Recoveries	2	—	3	15

Balance at end of period	$3,125	$2,619	$3,125	$2,619

Ratios:
Net charge-offs to average loans	—%	0.03%	—%	—%
Allowance for loan losses to loans	1.05	0.93	1.05	0.93

At December 31, 2012, the allowance for loan losses was $3.1 million compared with $2.6 million at December 31, 2011 and $3.0 million at June 30, 2012. The allowance for loan losses as a percentage of total loans at December 31, 2012 was 1.05% compared to 1.05% at September 30, 2012, 1.02% at June 30, 2012 and 0.93% at December 31, 2011. There were effectively no net recoveries and charge-offs as a percentage of average loans for the three months and six months ended December 31, 2012 compared to net charge-offs of 0.03% for the three months ended December 31, 2011 and effectively none for the six months ended December 31, 2011. The Bank had $7.3 million in impaired loans at December 31, 2012 as compared to $7.9 million at June 30, 2012. Total impaired loans are primarily made up of two loan relationships with not-for-profit entities that have collateral values well in excess of the loan values. Based on the value of the collateral, no specific allowances are required for these two loans. For further detail, see “Note 4 – Credit Quality of Loans and Allowance for Loan Losses” in the accompanying financial statements.

Non-performing Assets. Loans are generally placed on non-accrual status when payment of principal or interest is 90 days or more delinquent unless well secured and in the process of collection. Loans can also be placed on non-accrual status if collection of principal or interest in full is in doubt. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if both principal and interest payments are brought current, there has been a period of sustained performance (generally, six months), and full payment of principal and interest is expected. At December 31, 2012, the Company had $5.9 million in total non-performing assets as compared to $6.1 million at June 30, 2012. Primarily, these totals represent commercial real estate and residential mortgage loans. Of the $5.9 million in non-performing assets at December 31, 2012, $3.2 million were also troubled debt restructurings.

The following table summarizes non-performing assets:

(dollars in thousands)	December 31, 2012	June 30, 2012
Non-performing assets
Non-accrual loans:
Commercial real estate	$5,079	$5,080
Residential mortgages	650	891
Home equity loans and lines of credit	210	75

Total non-accrual loans	5,939	6,046
Other real estate owned	—	40

Total non-performing assets	$5,939	$6,086

Asset quality ratios:
Non-performing loans to total loans	2.00%	2.04%
Non-performing assets to total assets	1.56	1.55

The non-performing loans to total loans ratio decreased slightly to 2.00% at December 31, 2012 from 2.04% at June 30, 2012 and the non-performing assets to total assets ratio increased one basis point from 1.55% at June 30, 2012 to 1.56% at December 31, 2012. For further detail, see “Note 4 — Credit Quality of Loans and Allowance for Loan Losses” in the accompanying financial statements.

Troubled Debt Restructurings. At December 31, 2012 and June 30, 2012, the Company had $5.9 million and $5.8 million of loans, respectively, which were considered troubled debt restructurings. At December 31, 2012, the Bank had $1.0 million in residential mortgage loans that were considered troubled debt restructurings and $4.8 million in commercial real estate loans that were considered troubled debt restructurings. At June 30, 2012, the Bank had $1.1 million in residential mortgage loans that were considered troubled debt restructurings and $4.7 million in commercial real estate loans that were considered troubled debt restructurings. Of the $5.9 million in loans considered troubled debt restructurings, $3.3 million were also non-performing loans. For further detail, see “Note 4 — Credit Quality of Loans and Allowance for Loan Losses” in the accompanying financial statements.

Securities. At December 31, 2012, the securities portfolio totaled $45.2 million, or 11.9% of total assets, as compared to $36.9 million, or 9.4% of total assets, at June 30, 2012.

Deposits. At December 31, 2012, deposits decreased $2.9 million to $266.7 million from $269.6 million at June 30, 2012. Total money market and savings accounts decreased $4.0 million and certificates of deposit decreased $2.4 million and were offset by an increase in checking accounts of $3.5 million.

Borrowings. At December 31, 2012, total borrowings decreased $6.7 million, or 15.4%, to $36.7 million from $43.4 million at June 30, 2012. Customer repurchase agreements decreased $6.6 million to $9.8 million at December 31, 2012 from $16.4 million at June 30, 2012. At December 31, 2012, Federal Home Loan Bank advances totaled $26.9 million, a slight decrease from June 30, 2012. The Bank continues its strategy of reducing its reliance on higher costing borrowings.

At December 31, 2012, the Company had access to additional Federal Home Loan Bank advances of up to $39.5 million.

Equity. Equity totaled $75.7 million at December 31, 2012 and June 30, 2012, respectively. At December 31, 2012, the Company had repurchased 111,878 shares of its common stock of the 208,294 shares approved in its second share repurchase program. The Company’s Board of Directors adopted the second stock repurchase program as previously disclosed in the Company’s 8-K filed on March 21, 2012.

Capital and Liquidity. The Bank intends to maintain a strong capital position that supports its strategic goals while exceeding regulatory standards. At December 31, 2012, the Bank met the definition of a “well-capitalized” institution by exceeding all regulatory minimum capital requirements. The following tables summarize the consolidated and Bank capital ratios:

	Ratios at
	December 31,	June 30,	“Well-Capitalized”
	2012	2012	Minimums
Consolidated Capital Ratios:
Total Capital to risk-weighted assets	27.56%	29.06%	—
Tier 1 Capital to risk-weighted assets	26.46%	27.93%	—
Tier 1 Leverage	19.72%	19.17%	—
Bank Capital Ratios:
Total Capital to risk-weighted assets	22.69%	23.42%	10.00%
Tier 1 Capital to risk-weighted assets	21.58%	22.29%	6.00%
Tier 1 Leverage	16.09%	15.30%	5.00%

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

Comparison of Operating Results for the Three Months Ended December 31, 2012 and 2011

General. Net income increased $315 thousand, to $397 thousand, for the three months ended December 31, 2012 from net income of $82 thousand for the three months ended December 31, 2011. The increase in net income was primarily a result of an increase in net interest income of $362 thousand and a decrease in the provision for loan losses of $246 thousand, partially offset by an increase in tax expense of $242 thousand.

Net Interest Income. Net interest income increased by $362 thousand to $3.4 million for the three months ended December 31, 2012 as compared to $3.0 million for the three months ended December 31, 2011. Total interest expense decreased $380 thousand, or 39.6%, to $580 thousand for the three months ended December 31, 2012 as compared to $960 thousand for the three months ended December 31, 2011. The decrease in interest expense was primarily the result of the Bank decreasing deposit rates while maintaining its competitive position within the local market, paying off all matured higher costing brokered certificates of deposit exclusive of the core customer-based Certificate of Deposit Account Registry Service (“CDARS”) program and several matured higher costing term Federal Home Loan Bank advances, and reducing the rate on customer repurchase agreements. Interest and dividend income was effectively unchanged at $4.0 million for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011.

The net interest margin was 3.80% for the three months ended December 31, 2012 compared to 3.59% for the three months ended December 31, 2011. The increase in the net interest margin was primarily a result of an increase in average net interest-earning assets and a 53 basis point decrease in the average yield of interest-bearing liabilities as compared to a 26 basis point decrease in the average yield of interest-earning asset. Net interest-earning assets increased $24.3 million as average interest-earning assets increased $19.3 million to $355.9 million for the period ended December 31, 2012 compared to $336.6 million for the period ended December 31, 2011. Average interest-bearing liabilities decreased $5.0 million to $269.4 million for the period ended December 31, 2012 as compared to $274.5 million for the period ended December 31, 2011.

Interest and Dividend Income. Interest and dividend income was effectively unchanged at $4.0 million for the three months ended December 31, 2012 and 2011. Interest income on investments increased slightly to $277 thousand for the period ended December 31, 2012. Interest income on loans decreased slightly to $3.7 million for the period ended December 31, 2012.

The average yield on loans decreased 36 basis points, to 4.93%, for the three months ended December 31, 2012 from 5.29% for the three months ended December 31, 2011. Total average loans increased $17.7 million to $296.8 million, reflecting an increase in the average balance of commercial loans of $28.9 million to $176.1 million for the three months ended December 31, 2012. The increase in average commercial loans was offset by a decrease in average residential mortgage loans of $5.8 million to $89.3 million and a decrease in average consumer loans of $5.3 million to $31.4 million for the three months ended December 31, 2012 as compared to $95.1 million and $36.7 million, respectively, for the three months ended December 31, 2011.

The average yield on securities decreased five basis points to 2.05% for the three months ended December 31, 2012 from 2.10% for the three months ended December 31, 2011, reflecting continued low market interest rates and repayments of higher yielding securities within the mortgage backed securities portfolio.

Interest Expense. Interest expense decreased $380 thousand to $580 thousand from $960 thousand for the three months ended December 31, 2012 and 2011, respectively. Deposit expense decreased $314 thousand from $628 thousand for the three months ended December 31, 2012 as the average rate paid on deposits decreased 54 basis points to 0.53% for the three months ended December 31, 2012 from 1.08% for three months ended December 31, 2011.

Interest expense on borrowings decreased $66 thousand to $266 thousand for the three months ended December 31, 2012 as compared to $332 thousand for the three months ended December 31, 2011. The average cost of borrowings decreased 15 basis points to 2.64% for the three months ended December 31, 2012 as compared to December 31, 2011 as a result of paying off matured higher costing term Federal Home Loan Bank advances.

Provision for Loan Losses. The Company’s provision for loan losses for the three months ended December 31, 2012 was a credit of $17 thousand, or a decrease of $246 thousand from $229 thousand for the three months ended December 31, 2011. For further discussion related to the provision for loan losses, see “Allowance for Loan Losses” in the “Comparison of Financial Condition at December 31, 2012 and June 30, 2012.” For further discussions related to loan portfolio performance, see “Non-performing Assets” in the “Comparison of Financial Condition at December 31, 2012 and June 30, 2012” and Note 4 of the notes to the consolidated financial statements.

Non-Interest Income. The following table summarizes changes in non-interest income:

	Three Months Ended December 31,		Change
	2012	2011	$	%
	(In thousands)
Customer service fees	$93	$92	$1	1.1%
Loan servicing fees	5	7	(2)	(28.6)
Bank owned life insurance income	71	75	(4)	(5.3)
Other non-interest income	30	29	1	3.4

Non-interest income before net gains (losses)	199	203	(4)	(2.0)
Net gain on sale of loans	16	—	16	—
Write-down of other real estate owned	(40)	(31)	(9)	29.0

Net losses	(24)	(31)	7	(22.6)

Total non-interest income	$175	$172	$3	1.7

Total non-interest income was effectively unchanged for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011. The Bank wrote-down to zero its sole other real estate owned which was partially offset by an increase in net gains on the sale of loans.

Non-Interest Expense. The following table summarizes changes in non-interest expense:

	Three Months Ended December 31,		Change
	2012	2011	$	%
	(In thousands)
Salaries and employee benefits	$1,734	$1,667	$67	4.0%
Occupancy and equipment	380	399	(19)	(4.8)
Data processing	189	173	16	9.2
Directors’ fees	89	89	—	—
FDIC assessments	69	69	—	—
Other non-interest expense	447	457	(10)	(2.2)

Total non-interest expense	$2,908	$2,854	$54	1.9

Total non-interest expense increased slightly to $2.9 million, up $54 thousand for the three months ended December 31, 2012 compared to the three months ended December 31, 2011. Data processing expenses increased $16 thousand, or 9.2%, to $189 thousand for the three months ended December 31, 2012 as compared to $173 thousand for the three months ended December 31, 2011 due to increased licensing fees and processing costs.

Income Taxes. The Company recorded income tax expense of $291 thousand for the three months ended December 31, 2012, reflecting an effective tax rate of 42.3%, compared to income tax expense of $49 thousand for the three months ended December 31, 2011, reflecting an effective tax rate of 37.4%. The lower effective tax rate for the three months ended December 31, 2011 as compared to December 31, 2012 is primarily the result of tax-exempt BOLI income representing a larger portion of pre-tax income. The difference from the effective tax rate to the statutory tax rate reflects the amount of income received from bank-owned life insurance, which is tax-exempt for federal and state tax purposes, relative to total pre-tax income for each period.

Comparison of Operating Results for the Six Months Ended December 31, 2012 and 2011

General. Net income increased $487 thousand to $657 thousand for the six months ended December 31, 2012 from net income of $170 thousand for the six months ended December 31, 2011. The increase in net income was primarily a result of an increase in net interest income of $643 thousand and a decrease in the provision for loan losses of $281 thousand partially offset by an increase in tax expense of $390 thousand.

Net Interest Income. Net interest income increased by $643 thousand, to $6.7 million for the six months ended December 31, 2012 as compared to $6.0 million for the six months ended December 31, 2011. Total interest expense decreased $853 thousand, or 41.2%, to $1.2 million for the six months ended December 31, 2012 as compared to $2.1 million for the six months ended December 31, 2011. The decrease in interest expense was primarily the result of the Bank decreasing deposit rates while maintaining its competitive position within the local market, paying off all matured higher costing brokered certificates of deposit exclusive of the core customer-based Certificate of Deposit Account Registry Service (“CDARS”) program and several matured higher costing term Federal Home Loan Bank advances, and reducing the rate on customer repurchase agreements. Interest and dividend income decreased by $210 thousand to $7.9 million for the six months ended December 31, 2012 as compared to $8.1 million for the six months ended December 31, 2011. This decrease is primarily due to lower yields in the loan portfolios.

The net interest margin was 3.71% for the six months ended December 31, 2012 compared to 3.55% for the six months ended December 31, 2011. The increase in the net interest margin was primarily a result of an increase in average net interest-earning assets and a 58 basis point decrease in the average yield of interest-bearing liabilities as compared to a 38 basis point decrease in the average yield interest-earning assets. Net interest-earning assets increased $29.6 million as average interest-earning assets increased $20.7 million to $356.8 million for the period ended December 31, 2012 compared to $336.0 million for the period ended December 31, 2011. Average interest-bearing liabilities decreased $8.9 million to $269.2 million for the period ended December 31, 2012 as compared to $278.0 million for the period ended December 31, 2011.

Interest and Dividend Income. Interest and dividend income decreased $210 thousand to $7.9 million from $8.1 million for the six months ended December 31, 2012 and 2011, respectively, as continued low market interest rates caused lower yields on new loan production. The decrease in interest and dividend income was primarily the result of a decrease in interest income on loans of $206 thousand to $7.3 million from $7.5 million for the periods ended December 31, 2012 and 2011, respectively, as low market interest rates produced continued pressure on loan yields.

The average yield on loans decreased 42 basis points, to 4.89%, for the six months ended December 31, 2012 from 5.31% for the six months ended December 31, 2011. Total average loans increased $16.2 million to $295.9 million, reflecting an increase in the average balance of commercial loans of $26.8 million to $173.4 million for the six months ended December 31, 2012. The increase in average commercial loans was offset by a decrease in average residential mortgage loans of $5.0 million to $90.8 million and a decrease in average consumer loans of $5.6 million to $31.8 million for the six months ended December 31, 2012 as compared to $95.8 million and $37.4 million, respectively, for the six months ended December 31, 2011.

The average yield on securities decreased 14 basis points to 2.10% for the six months ended December 31, 2012 from 2.24% for the six months ended December 31, 2011, reflecting continued low market interest rates and repayments of higher yielding securities within the mortgage backed securities portfolio.

Interest Expense. Interest expense decreased $853 thousand to $1.2 million from $2.1 million for the six months ended December 31, 2012 and 2011, respectively. Deposit expense decreased by $718 thousand to $666 thousand for the six months ended December 31, 2012 as the average rate paid on deposits decreased 60 basis points to 0.57% for the six months ended December 31, 2012 from 1.17% for six months ended December 31, 2011.

Interest expense on borrowings decreased $135 thousand to $551 thousand for the six months ended December 31, 2012 from $686 thousand for the six months ended December 31, 2011. The average cost of borrowings decreased 15 basis points to 2.73% for the six months ended December 31, 2012 as a result of paying off higher costing term Federal Home Loan Bank advances and reducing the rate on customer repurchase agreements.

Provision for Loan Losses. The Company’s provision for loan losses for the six months ended December 31, 2012 was $95 thousand, a decrease of $281 thousand from $376 thousand, for the six months ended December 31, 2011. For further discussion related to the provision for loan losses, see “Allowance for Loan Losses” in the “Comparison of Financial Condition at December 31, 2012 and June 30, 2012.” For further discussions related to loan portfolio performance, see “Non-performing Assets” in the “Comparison of Financial Condition at December 31, 2012 and June 30, 2012” and Note 4 of the notes to the consolidated financial statements.

Non-Interest Income. The following table summarizes changes in non-interest income:

	Six Months Ended
	December 31,		Change
	2012	2011	$	%
	(In thousands)
Customer service fees	$183	$183	$—	—%
Loan servicing fees	10	16	(6)	(37.5)
Bank owned life insurance income	144	150	(6)	(4.0)
Other non-interest income	62	59	3	5.1

Non-interest income before net gains (losses)	399	408	(9)	(2.2)
Net gain on sale of loans	16	6	10	166.7
Write-down of other real estate owned	(40)	(31)	(9)	29.0

Net losses	(24)	(25)	1	(4.0)

Total non-interest income	$375	$383	$(8)	(2.1)

Total non-interest income decreased $8 thousand to $375 thousand for the six months ended December 31, 2012 as compared to $383 thousand for the six months ended December 31, 2011. The Bank wrote-down to zero its sole other real estate owned which was partially offset by an increase in net gains on the sale of loans.

Non-Interest Expense. The following table summarizes changes in non-interest expense:

	Six Months Ended
	December 31,		Change
	2012	2011	$	%
	(In thousands)
Salaries and employee benefits	$3,504	$3,405	$99	2.9%
Occupancy and equipment	768	785	(17)	(2.2)
Data processing	386	350	36	10.3
Directors’ fees	183	169	14	8.3
FDIC assessments	138	136	2	1.5
Other non-interest expense	850	945	(95)	(10.1)

Total non-interest expense	$5,829	$5,790	$39	0.7

Total non-interest expense remained relatively unchanged at $5.8 million for the six months ended December 31, 2012 and 2011. Data processing expenses increased $36 thousand, or 10.3%, to $386 thousand for the six months ended December 31, 2012 as compared to $350 thousand for the six months ended December 31, 2011. The increase is primarily the result of increased licensing fees and processing costs. Other non-interest expense decreased $95 thousand to $850 thousand from $945 thousand for the six month periods ended December 31, 2012 and 2011, respectively. The decrease in other non-interest expense is primarily due to lower advertising, deposit services, legal, regulatory, and accounting, and other operating expenses partially offset by an increase in facilities expense as the Bank’s Anne Arundel County branch was open for the full six month period ended December 31, 2012.

Income Taxes. The Company recorded income tax expense of $453 thousand for the six months ended December 31, 2012, reflecting an effective tax rate of 40.8%, compared to income tax expense of $63 thousand for the six months ended December 31, 2011, reflecting an effective tax rate of 27.0%. The lower effective tax rate for the six months ended December 31, 2011 as compared to December 31, 2012 was primarily the result of tax-exempt BOLI income representing a larger portion of pre-tax income. The difference from the effective tax rate to the statutory tax rate reflects the amount of income received from bank-owned life insurance, which is tax-exempt for federal and state tax purposes, relative to total pre-tax income for each period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required, as the Registrant is a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2012. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of December 31, 2012, the Company was not subject to any legal actions, the outcome of which was expected to have a material effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Not required, as the Company is a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information in connection with repurchases of the Company’s shares of common stock for the period of October 1, 2012 through December 31, 2012. All shares repurchased during the three months ended December 31, 2012 have been retired. On March 16, 2012, the Board of Directors authorized the repurchase of up to 208,294 shares, or 5% of the Company’s common stock outstanding at the completion of the Company’s initial repurchase program approved on May 19, 2011. The repurchase authorization has no expiration date.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May yet be Purchased Under the Plans or Programs
October 1, 2012 through October 31, 2012	—	$—	—	127,600
November 1, 2012 through Novemer 30, 2012	29,987	16.31	29,987	97,613
December 1, 2012 through December 31, 2012	1,197	17.50	1,197	96,416

Total	31,184	16.36	31,184	96,416

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Exhibit Index” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2013	OBA FINANCIAL SERVICES, INC. (Registrant)

/S/ CHARLES E. WELLER
Charles E. Weller
President and Chief Executive Officer

Date: February 13, 2013	/S/ DAVID A. MILLER
David A. Miller
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Charles E. Weller, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of David A. Miller, Senior Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of Charles E. Weller, President and Chief Executive Officer, and David A. Miller, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.