Form 10-Q
period 2013-03-31
OBA Financial Services, Inc.
filed 2013-05-15
CIK 1471088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2013

or

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

4,142,130 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of May 07, 2013.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Condition (Unaudited)

	March 31, 2013	June 30, 2012
(In thousands, except share data)
Assets:
Cash and due from banks	$4,166	$14,916
Federal funds sold	1,598	16,609

Cash and cash equivalents	5,764	31,525
Interest bearing deposits with other banks	8,434	9,490
Securities available for sale	41,128	34,454
Securities held to maturity (fair value of $1,752 and $2,549)	1,638	2,396
Federal Home Loan Bank stock, at cost	1,421	2,169
Loans held for sale	557	—
Loans	301,002	296,241
Less: allowance for loan losses	3,355	3,035

Net loans	297,647	293,206
Premises and equipment, net	5,780	6,186
Bank owned life insurance	9,111	8,898
Other assets	14,615	3,762

Total assets	$386,095	$392,086

Liabilities:
Deposits:
Noninterest-bearing	$38,006	$40,003
Interest-bearing	241,868	229,569

Total deposits	279,874	269,572
Securities sold under agreements to repurchase	7,057	16,434
Federal Home Loan Bank advances	21,405	26,997
Advance payments from borrowers for taxes and insurance	866	1,707
Other liabilities	1,701	1,661

Total liabilities	310,903	316,371

Stockholders’ Equity:
Preferred stock (par value $.01); authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock (par value $.01); authorized 100,000,000 shares; issued and outstanding 4,254,295 and 4,387,050 shares at March 31, 2013 and June 30, 2012, respectively	43	43
Additional paid-in capital	37,265	38,695
Unearned ESOP shares	(3,101)	(3,240)
Retained earnings	40,303	39,409
Accumulated other comprehensive income	682	808

Total stockholders’ equity	75,192	75,715

Total liabilities and stockholders’ equity	$386,095	$392,086

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
(In thousands, except share and per share data)
Interest and Dividend Income:
Loans receivable, including fees	$3,712	$3,629	$10,997	$11,120
Investment securities:
Interest - taxable	237	289	784	819
Dividends	10	10	31	21
Federal funds sold	5	18	28	72

Total interest and dividend income	3,964	3,946	11,840	12,032

Interest Expense:
Deposits	287	484	953	1,868
Federal Home Loan Bank advances	216	280	673	848
Securities sold under agreements to repurchase	37	46	131	164

Total interest expense	540	810	1,757	2,880

Net interest income	3,424	3,136	10,083	9,152
Provision for loan losses	229	270	324	646

Net interest income after provision for loan losses	3,195	2,866	9,759	8,506

Non-Interest Income:
Customer service fees	79	90	262	273
Loan servicing fees	3	7	13	23
Bank owned life insurance income	69	73	213	223
Net gains (losses)	59	(34)	35	(59)
Other non-interest income	33	32	95	91

Total non-interest income	243	168	618	551

Non-Interest Expense:
Salaries and employee benefits	1,826	1,760	5,330	5,165
Occupancy and equipment	390	394	1,158	1,179
Data processing	204	220	590	570
Directors’ fees	83	91	266	260
FDIC assessments	68	75	206	211
Other non-interest expense	450	398	1,300	1,343

Total non-interest expense	3,021	2,938	8,850	8,728

Income before income taxes	417	96	1,527	329
Income tax expense	180	76	633	139

Net income	$237	$20	$894	$190

Basic earnings per share	$0.06	$0.01	$0.24	$0.05

Diluted earnings per share	$0.06	$0.01	$0.23	$0.05

Basic weighted average shares outstanding	3,762,584	3,864,229	3,796,105	3,994,788

Diluted weighted average shares outstanding	3,881,893	3,884,532	3,885,696	4,005,445

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
(In thousands)

Net income	$237	$20	$894	$190
Other comprehensive income (loss):
Net unrealized gains (losses) on available for sale securities, net of tax expense (benefit) of ($77), $44, ($80) and $42, respectively	(122)	69	(126)	67

Other comprehensive income (loss)	(122)	69	(126)	67

Comprehensive income	$115	$89	$768	$257

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

Nine Months Ended March 31, 2013 and 2012

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total
(In thousands)

Balances at July 1, 2012	$43	$38,695	$(3,240)	$39,409	$808	$75,715

Net income				894		894
Other comprehensive income (loss), net of tax					(126)	(126)
Purchase and retirement of 135,255 shares of Company stock		(2,244)				(2,244)
Share-based compensation expense		699				699
Tax benefit of 49,485 restricted shares vesting		21				21
ESOP shares committed to be released (13,886 shares)		94	139		—	233

Balances, March 31, 2013	$43	$37,265	$(3,101)	$40,303	$682	$75,192

Balances at July 1, 2011	$46	$44,419	$(3,425)	$39,141	$679	$80,860

Net income				190		190
Other comprehensive income (loss), net of tax					67	67
Purchase and retirement of 425,500 shares of Company stock	(4)	(6,116)				(6,120)
Share-based compensation expense		627				627
ESOP shares committed to be released (13,886 shares)		61	139			200

Balances, March 31, 2012	$42	$38,991	$(3,286)	$39,331	$746	$75,824

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
(in thousands)	2013	2012
Operating Activities:
Net income	$894	$190

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	324	646
Depreciation and amortization of premises and equipment	493	532
Net amortization of securities premiums and discounts	295	353
Proceeds from sales of loans held for sale	2,489	307
Originated loans held for sale	(3,003)	(301)
Net gains on sales of loans	(43)	(6)
Amortization of net deferred loan costs (fees)	(40)	1
Loss on other real estate owned	8	65
Bank owned life insurance income	(213)	(223)
ESOP expense	233	200
Share-based compensation expense	699	627
Amortization of mortgage servicing rights	8	8
Amortization of brokered deposit premiums	—	13
Changes in other assets and liabilities, net	141	431

Total adjustments	1,391	2,653

Net cash provided by operating activities	2,285	2,843

Investing Activities:
Principal collections and maturities of securities available for sale	10,807	8,188
Principal collections and maturities of securities held to maturity	755	927
Purchases of securities available for sale	(17,979)	(10,140)
Redemption of Federal Home Loan Bank stock, net	748	516
Decrease (increase) in interest bearing deposits with other banks, net	1,056	(2,926)
Loan originations less principal collections, net	(4,725)	(3,240)
Purchases of premises and equipment	(87)	(595)

Net cash used in investing activities	(9,425)	(7,270)

Financing Activities:
Decrease in deposits	(588)	929
Decrease in securities sold under agreements to repurchase	(9,377)	(2,290)
Proceeds from FHLB advances	29,400	60,000
Repayment of FHLB advances	(34,992)	(47,590)
Net decrease in advance payments from borrowers for taxes and insurance	(841)	(832)
Vesting of restricted shares	21	—
Purchase and retirement of Company stock	(2,244)	(6,120)

Net cash (used in) provided by financing activities	(18,621)	4,097

Decrease in cash and cash equivalents	(25,761)	(330)
Cash and cash equivalents at beginning of period	31,525	37,968

Cash and cash equivalents at end of period	$5,764	$37,638

Supplemental Disclosures:
Interest paid	$1,807	$3,002
Income taxes refunded, net	494	—
Non cash financing activities:

During March 2013, the Company entered into a contractual agreement to issue brokered deposits. The issuance was completed on March 31, 2013 with settlement April 3, 2013. Deposits were increased by $ 10.9 million as of the reporting date with an offset to other receivables of $10.9 million.

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

OBA Bank (“Bank”) is a community-oriented banking institution providing a variety of financial services to individuals and small businesses through its offices in Montgomery, Anne Arundel, and Howard Counties, Maryland. Its primary deposits are checking, money market, and time certificate accounts and its primary lending products are commercial mortgage, commercial business loans, commercial construction, and residential mortgage loans.

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

Operating results for the three and nine months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013 or any other interim period. The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes filed on Form 10-K for the fiscal year ended June 30, 2012.

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

Reclassifications

From time to time, certain amounts in the prior period consolidated financial statements are reclassified to conform with current period presentation. Such reclassifications, if any, have no material impact on consolidated net income or total stockholders’ equity.

Recent Accounting Pronouncements

Accounting Standards Update 2013-01

In January 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The objective is to address the implementation of ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, which includes bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements. It also applies to securities borrowing and lending transactions that are offset in accordance with Section 210-20-45 or Section 215-10-45 or subject to an enforceable master netting arrangement or similar agreement. This ASU will provide users of financial statements with comparable information as it relates to certain reconciling differences between financial statements prepared in accordance with U.S. GAAP and those prepared in accordance with International Financial Reporting Standards. This ASU requires that the gross amounts of the assets and offsetting liabilities be disclosed in the notes to the financial statements. The provisions of this ASU are effective for fiscal years beginning on or after January 1, 2013 and interim periods within those annual periods, the same effective date as ASU 2011-11. The required disclosures are to be retrospectively applied for all comparative periods presented. This ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update ASU 2013-02

In February 2011, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective is to improve the reporting of reclassifications out of accumulated other comprehensive income. This ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income, by component, on the respective line items in the income statement if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. Reclassifications that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period are required to be cross-referenced to other U.S. GAAP disclosures that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income. The provisions of the ASU are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. This update did not have an impact on the Company’s consolidated financial statements.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(In thousands)
Unrealized gains (losses) on available for sale securities	$(199)	$113	$(206)	$109
Tax effect	(77)	44	(80)	42

Net of tax amount	$(122)	$69	$(126)	$67

Accumulated other comprehensive income (loss) consists of the following:

	March 31, 2013	June 30, 2012
	(In thousands)

Unrealized gains (losses) on available for sale securities	$1,118	$1,324
Tax effect	436	516

Total	$682	$808

NOTE 3 — SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2013
Securities available for sale:
Debt Securities:
Residential mortgage-backed securities (1)	$39,915	$1,122	$(5)	$41,032
Trust preferred security	45	1	—	46

Total debt securities available for sale	39,960	1,123	(5)	41,078
Equity Securities	50	—	—	50

Total securities available for sale	40,010	1,123	(5)	41,128

Securities held to maturity:
Debt Securities:
Residential mortgage-backed securities (1)	1,638	114	—	1,752

Total debt securities held to maturity	1,638	114	—	1,752

Total investment securities	$41,648	$1,237	$(5)	$42,880

June 30, 2012
Securities available for sale:
Debt Securities:
Residential mortgage-backed securities (1)	$33,010	$1,340	$—	$34,350
Trust preferred security	70	—	(16)	54

Total debt securities available for sale	33,080	1,340	(16)	34,404
Equity Securities	50	—	—	50

Total securities available for sale	33,130	1,340	(16)	34,454

Securities held to maturity:
Debt Securities:
Residential mortgage-backed securities (1)	2,396	153	—	2,549

Total debt securities held to maturity	2,396	153	—	2,549

Total investment securities	$35,526	$1,493	$(16)	$37,003

(1)	All residential mortgage-backed securities were issued by FNMA, FHLMC, or GNMA.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2013 are as follows:

	Available for sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Due after ten years	$45	$46	$—	$—
Residential mortgage-backed securities	39,915	41,032	1,638	1,752

Total	$39,960	$41,078	$1,638	$1,752

At March 31, 2013 the market value of securities securing customer repurchase agreements was $7.4 million. There were no dealer repurchase agreements. At June 30, 2012, the market value of securities securing dealer and customer repurchase agreements was $20.8 million.

Information pertaining to securities with gross unrealized losses at the dates listed aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

March 31, 2013
Residential mortgage-backed securities	$—	$—	$5	$2,670	$5	$2,670
Trust preferred security	—	—	—	—	—	—

Total	$—	$—	$5	$2,670	$5	$2,670

June 30, 2012
Residential mortgage-backed securities	$—	$—	$—	$—	$—	$—
Trust preferred security	—	—	16	54	16	54

Total	$—	$—	$16	$54	$16	$54

At March 31, 2013 and at June 30, 2012, all residential mortgage backed securities and their contractual cash flows were guaranteed by FNMA, FHLMC, or GNMA. The Company’s sole trust preferred security is a variable rate pool of trust preferred securities issued by insurance companies or their holding companies. These positions and the related unrealized losses are not material to the Company’s consolidated financial position or results of operations. The decline in the residential mortgage backed securities has been primarily caused by the movement in market interest rates. The Company has no intent or requirement to sell these securities.

NOTE 4 — CREDIT QUALITY OF LOANS AND ALLOWANCE FOR LOAN LOSSES

Various Bank policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans include those loans characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all of the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans, or portions of loans, classified as loss are those considered uncollectible and of such little value that their continuance as a loan is not warranted. Since such loans are written off in full, the Bank will not have any such loans classified as loss at the end of a reporting period. Loans that do not expose the Bank to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are required to be designated as Special Mention.

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

Commercial construction loans generally have greater credit risk compared to residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment expectations on commercial construction loans typically depend on the successful completion of the project and the operation of the related business and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.

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

The classes of loans are as follows:

	March 31, 2013	June 30, 2012
	(In thousands)

Commercial business	$42,014	$32,183
Commercial real estate	137,527	136,036
Construction	8,360	1,850
Residential mortgage	84,674	93,266
Home equity loans and lines of credit	28,425	32,765

Loans	301,000	296,100
Net deferred commercial loan fees	(272)	(204)
Net deferred home equity costs	274	345

Loans net of deferred (fees) costs	301,002	296,241
Allowance for loan losses	3,355	3,035

Total loans, net	$297,647	$293,206

The following tables present the classes of the loan portfolio summarized by loan rating within the Bank’s internal risk rating system:

March 31, 2013:	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial business	$39,956	$1,186	$872	$—	$42,014
Commercial real estate	128,952	—	8,575	—	137,527
Construction	8,360	—	—	—	8,360
Residential mortgage	82,965	—	1,709	—	84,674
Home equity loans and lines of credit	28,318	75	32	—	28,425

Total	$288,551	$1,261	$11,188	$—	$301,000

June 30, 2012:	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial business	$28,785	$—	$3,398	$—	$32,183
Commercial real estate	129,409	184	6,443	—	136,036
Construction	1,850	—	—	—	1,850
Residential mortgage	91,320	—	1,946	—	93,266
Home equity loans and lines of credit	32,657	75	33	—	32,765

Total	$284,021	$259	$11,820	$—	$296,100

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

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due and non-accrual status:

March 31, 2013:	31-60 Days Past Due	61-90 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Non-Accrual Loans
(In thousands)
Commercial business	$—	$—	$—	$—	$42,014	$42,014	$—
Commercial real estate	25	—	3,259	3,284	134,243	137,527	3,625
Construction	—	—	—	—	8,360	8,360	—
Residential mortgage	—	36	667	703	83,971	84,674	667
Home equity loans and lines of credit	—	—	—	—	28,425	28,425	75

Total	$25	$36	$3,926	$3,987	$297,013	$301,000	$4,367

June 30, 2012:	31-60 Days Past Due	61-90 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Non-Accrual Loans
(In thousands)
Commercial business	$—	$—	$—	$—	$32,183	$32,183	$—
Commercial real estate	1,520	—	3,560	5,080	130,956	136,036	5,080
Construction	—	—	—	—	1,850	1,850	—
Residential mortgage	—	—	891	891	92,375	93,266	891
Home equity loans and lines of credit	139	—	—	139	32,626	32,765	75

Total	$1,659	$—	$4,451	$6,110	$289,990	$296,100	$6,046

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

During the quarter ended March 31, 2013, the Bank changed its methodology for calculating the allowance for loan losses. In accordance with U.S. GAAP the change in methodology constitutes a change in accounting estimate and accordingly, has been accounted for on a prospective basis. The impact on the total allowance for loan losses as a result of this change in accounting estimate was not material to the consolidated statements. The primary impact of this change was on the allowance for loan losses at the loan portfolio class level.

The following table summarizes activity in the allowance for loan losses:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2013	2012	2013	2012
Balance at beginning of period	$3,125	$2,619	$3,035	$2,246
Provision for loan losses	229	270	324	646
Charge-offs	—	(225)	(8)	(243)
Recoveries	1	—	4	15

Balance at end of period	$3,355	$2,664	$3,355	$2,664

The following tables set forth the activity in and allocation of the allowance for loan losses by loan portfolio class for the periods as listed:

Three Months Ended March 31, 2013
	Commercial business	Commercial real estate	Construction	Residential mortgage	Home equity loans and lines of credit	Unallocated	Total
(In thousands)
Allowance for loan losses:
Beginning Balance	$782	$1,077	$13	$718	$375	$160	$3,125
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	1	—	—	—	—	1
Provisions	(363)	419	59	139	(72)	47	229

Ending balance	$419	$1,497	$72	$857	$303	$207	$3,355

Nine Months Ended March 31, 2013
	Commercial business	Commercial real estate	Construction	Residential mortgage	Home equity loans and lines of credit	Unallocated	Total
(In thousands)
Allowance for loan losses:
Beginning Balance	$670	$951	$7	$773	$393	$241	$3,035
Charge-offs	—	(8)	—	—	—	—	(8)
Recoveries	—	4	—	—	—	—	4
Provisions	(251)	550	65	84	(90)	(34)	324

Ending balance	$419	$1,497	$72	$857	$303	$207	$3,355

Three Months Ended March 31, 2012
	Commercial business	Commercial real estate	Construction	Residential mortgage	Home equity loans and lines of credit	Unallocated	Total
(In thousands)
Allowance for loan losses:
Beginning Balance	$622	$652	$2	$711	$414	$218	$2,619
Charge-offs	—	(152)	—	—	(73)	—	(225)
Recoveries	—	—	—	—	—	—	—
Provisions	6	253	2	(38)	37	10	270

Ending balance	$628	$753	$4	$673	$378	$228	$2,664

Nine Months Ended March 31, 2012
	Commercial business	Commercial real estate	Construction	Residential mortgage	Home equity loans and lines of credit	Unallocated	Total
(In thousands)
Allowance for loan losses:
Beginning Balance	$383	$706	$2	$528	$440	$187	$2,246
Charge-offs	—	(170)	—	—	(73)	—	(243)
Recoveries	—	—	—	—	15	—	15
Provisions	245	217	2	145	(4)	41	646

Ending balance	$628	$753	$4	$673	$378	$228	$2,664

The following tables present the balance in the allowance for loan losses and the recorded in investment in loans by portfolio class and based on impairment method:

March 31, 2013:	Commercial business	Commercial real estate	Construction	Residential mortgage	Home equity loans and lines of credit	Unallocated	Total loans
(In thousands)
Allowance for Loan Losses:
Ending allowance balance related to loans:
Individually evaluated for impairment	$—	$—	$—	$149	$—	$—	$149
Collectively evaluated for impairment	419	1,497	72	708	303	207	3,206

Total ending allowance balance	$419	$1,497	$72	$857	$303	$207	$3,355

Loans:
Ending loan balance
Individually evaluated for impairment	$123	$5,067	$—	$1,042	$32		$6,264
Collectively evaluated for impairment	41,891	132,460	8,360	83,632	28,393		294,736

Total ending loan balance	$42,014	$137,527	$8,360	$84,674	$28,425		$301,000

June 30, 2012:	Commercial business	Commercial real estate	Construction	Residential mortgage	Home equity loans and lines of credit	Unallocated	Total loans
(In thousands)
Allowance for Loan Losses:
Ending allowance balance related to loans:
Individually evaluated for impairment	$—	$—	$—	$150	$—	$—	$150
Collectively evaluated for impairment	670	951	7	623	393	241	2,885

Total ending allowance balance	$670	$951	$7	$773	$393	$241	$3,035

Loans:
Ending loan balance
Individually evaluated for impairment	$9	$6,442	$—	$1,434	$33		$7,918
Collectively evaluated for impairment	32,174	129,594	1,850	91,832	32,732		288,182

Total ending loan balance	$32,183	$136,036	$1,850	$93,266	$32,765		$296,100

The following tables summarize information in regards to impaired loans by portfolio class as of and for the periods ended:

				March 31, 2013
	At March 31, 2013			Three Months Ended		Nine Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(In thousands)
With No Related Allowance Recorded:
Commercial business	$123	$123	$—	$65	$—	$8	$—
Commercial real estate	5,067	5,156	—	5,749	18	5,521	56
Residential mortgage	75	75	—	75	2	266	13
Home equity loans and lines of credit	32	32	—	32	—	33	2

Total with no allowance recorded	$5,297	$5,386	$—	$5,921	$20	$5,828	$71

With an Allowance Recorded:
Commercial business	$—	$—	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—	—	—
Residential mortgage	967	967	149	968	14	896	33
Home equity loans and lines of credit	—	—	—	—	—	—	—

Total with allowance recorded	$967	$967	$149	$968	$14	$896	$33

Total:
Commercial business	$123	$123	$—	$65	$—	$8	$—
Commercial real estate	5,067	5,156	—	5,749	18	5,521	56
Residential mortgage	1,042	1,042	149	1,043	16	1,162	46
Home equity loans and lines of credit	32	32	—	32	—	33	2

Total	$6,264	$6,353	$149	$6,889	$34	$6,724	$104

				March 31, 2012
	At June 30, 2012			Three Months Ended		Nine Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(In thousands)
With No Related Allowance Recorded:
Commercial business loans	$9	$9	$—	$10	$—	$5	$—
Commercial real estate	6,442	6,532	—	6,529	97	6,823	380
Residential mortgages	458	461	—	491	1	262	10
Home equity loans and lines of credit	33	33	—	17	—	8	1

Total with no allowance recorded	$6,942	$7,035	$—	$7,047	$98	$7,098	$391

With an Allowance Recorded:
Commercial business loans	$—	$—	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—	—	—
Residential mortgages	976	976	150	694	13	651	28
Home equity loans and lines of credit	—	—	—	—	—	—	—

Total with allowance recorded	$976	$976	$150	$694	$13	$651	$28

Total:
Commercial business loans	$9	$9	$—	$10	$—	$5	$—
Commercial real estate	6,442	6,532	—	6,529	97	6,823	380
Residential mortgages	1,434	1,437	150	1,185	14	913	38
Home equity loans and lines of credit	33	33	—	17	—	8	1

Total	$7,918	$8,011	$150	$7,741	$111	$7,749	$419

The following table presents troubled debt restructurings occurring during the three and nine month periods listed below:

	2013			2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
(In thousands)
Three months ended March 31:
Commercial business	—	$—	$—	—	$—	$—
Commercial real estate	1	468	467	—	—	—
Residential mortgage	—	—	—	—	—	—

Total Troubled Debt Restructurings	1	$468	$467	—	$—	$—

Nine months ended March 31:
Commercial business	—	$—	$—	1	$104	$10
Commercial real estate	1	468	467	1	3,198	3,259
Residential mortgage	—	—	—	1	76	76

Total Troubled Debt Restructurings	1	$468	$467	3	$3,378	$3,345

Generally, the Bank does not forgive principal or interest on loans or modify the interest rate on loans to rates that are below market rates based on the risks associated with the modified loans. Although, loans can be modified to make concessions to help a borrower remain current on the loan and to avoid foreclosure. These troubled debt restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to financial difficulties of the borrower. During the nine months ended March 31, 2013 and 2012, no loans previously classified as troubled debt restructurings subsequently defaulted.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Transfers between fair value hierarchy levels are recognized as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between fair value hierarchy levels for the nine months ended March 31, 2013 or 2012.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at the periods listed are as follows:

(In thousands)		(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
	March 31,	Identical	Observable	Unobservable
Description	2013	Assets	Inputs	Inputs

Residential mortgage-backed securities	$41,032	$—	$41,032	$—
Trust preferred security	46	—	—	46
Equity securities	50	—	50	—

Securities available for sale	$41,128	$—	$41,082	$46

Description	June 30, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Residential mortgage-backed securities	$34,350	$—	$34,350	$—
Trust preferred security	54	—	—	54
Equity securities	50	—	50	—

Securities available for sale	$34,454	$—	$34,400	$54

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended March 31, 2013:

(In thousands)	Three Months Ended	Nine Months Ended

Beginning balance	$48	$54

Principal repayments	(3)	(25)
Unrealized gains included in other comprehensive income	1	17

Ending balance	$46	$46

Level 3 securities consist of one trust preferred security at March 31, 2013 and June 30, 2012.

For assets measured at fair value on a nonrecurring basis at the dates listed, the fair value measurements by level within the fair value hierarchy are as follows:

(In thousands)		(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
	March 31,	Identical	Observable	Unobservable
Description	2013	Assets	Inputs	Inputs

Impaired loans	$818	$—	$—	$818

Real estate owned	$—	$—	$—	$—

		(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
	June 30,	Identical	Observable	Unobservable
Description	2012	Assets	Inputs	Inputs

Impaired loans	$826	$—	$—	$826

Real estate owned	$40	$—	$—	$40

The methods and assumptions used to estimate the fair values included in the above tables are included in the disclosures and tables that follow.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate fair values at March 31, 2013 and June 30, 2012:

Cash and Cash Equivalents and interest bearing deposits with other banks (Carried at Cost)

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

Quantitative information about Level 3 Fair Value Measurement is included in the tables below:

(In thousands)	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2013	Fair Value Estimate	Valuation Techniques	Unobservable Inputs	Estimated Range

Impaired loans	$818	Appraisal of collateral	Appraisal adjustments Liquidation expenses	0.0% to -25.0% -3.0% to -5.0%

Real estate owned	—	—	—	—

(In thousands)	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2012	Fair Value Estimate	Valuation Techniques	Unobservable Inputs	Estimated Range

Impaired loans	$826	Appraisal of collateral	Appraisal adjustments Liquidation expenses	0.0% to -25.0% -3.0% to -5.0%

Real estate owned	40	Appraisal of property	Appraisal adjustments Liquidation expenses	0.0% to -25.0% -3.0% to -5.0%

The estimated fair values of the Company’s financial instruments were as follows:

			Fair Value Hierarchy at March 31, 2013
	March 31, 2013		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$5,764	$5,764	$5,764	$—	$—
Interest bearing deposits with other banks	8,434	8,434	8,434	—	—
Securities available for sale	41,128	41,128	—	41,082	46
Securities held to maturity	1,638	1,752	—	1,752	—
Federal Home Loan Bank stock	1,421	1,421	—	1,421	—
Loans held for sale	557	557	—	—	557
Loans receivable, net	297,647	302,622	—	—	302,622
Accrued interest receivable	1,118	1,118	—	1,118	—
Mortgage servicing rights	70	70	—	—	70

Financial liabilities:
Deposits	279,874	280,097	209,526	70,571	—
Securities sold under agreements to repurchase	7,057	7,056	—	7,056	—
Federal Home Loan Bank Advances	21,405	3,819	—	3,819	—
Accrued interest payable	104	104	—	104	—

Off-Balance sheet financial instruments	—	—	—	—	—

			Fair Value Hierarchy at June 30, 2012
	June 30, 2012		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$31,525	$31,525	$31,525	$—	$—
Interest bearing deposits with other banks	9,490	9,490	9,490	—	—
Securities available for sale	34,454	34,454	—	34,400	54
Securities held to maturity	2,396	2,549	—	2,549	—
Federal Home Loan Bank stock	2,169	2,169	—	2,169	—
Loans held for sale	—	—	—	—	—
Loans receivable, net	293,206	299,307	—	—	299,307
Accrued interest receivable	1,039	1,039	—	1,039	—
Mortgage servicing rights	78	78	—	—	78

Financial liabilities:
Deposits	269,572	269,459	208,271	61,188	—
Securities sold under agreements to repurchase	16,434	16,543	—	16,543	—
Federal Home Loan Bank Advances	26,997	29,758	—	29,758	—
Accrued interest payable	154	154	—	154	—

Off-Balance sheet financial instruments	—	—	—	—	—

NOTE 6 — GUARANTEES

The Company has not issued any guarantees that would require liability recognition or disclosure other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of March 31, 2013, the Company had $963 thousand of outstanding letters of credit. Management believes the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. Management believes the current amount of the liability as of March 31, 2013 for guarantees under letters of credit issued is not material.

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. Total ESOP shares may be reduced as a result of employees leaving the Company as shares that have previously been released to those exiting employees may be removed from the plan and transferred to that employee. As shares are committed to be released from the suspense account, the Bank reports compensation expense based on the average fair value of shares committed to be released with a corresponding credit to stockholders’ equity. Compensation expense relating to the ESOP recognized for the nine months ended March 31, 2013 and 2012 amounted to $233 thousand and $200 thousand, respectively. Compensation expense recognized for the three months ended March 31, 2013 and 2012 amounted to $87 thousand and $66 thousand, respectively.

Shares held by the ESOP trust at the periods listed were as follows:

	March 31,
	2013	2012

Allocated shares	58,574	40,541
Unallocated shares	310,126	328,641

Total ESOP shares	368,700	369,182

Fair value of unallocated shares, in thousands	$5,892	$4,683

NOTE 8 — SHARE BASED COMPENSATION

In May 2011, the Company’s stockholders approved the OBA Financial Services, Inc. 2011 Equity Incentive Plan (“Plan”) which provides for awards of stock options and restricted stock to key officers and outside directors. Compensation expense is based on the fair value of the awards on the grant date. The fair value of restricted stock awards is based on the closing price of the Company’s stock on the grant date. The fair value of stock options is estimated using a Black-Scholes option pricing model using assumptions for dividend yield, stock price volatility, risk-free interest rate, and option term. These assumptions are based on management’s judgments regarding future events, are subjective in nature, and contain uncertainties inherent in an estimate. The cost of the awards are being recognized on a straight-line basis over the five-year vesting period during which participants are required to provide services in exchange for the awards. A portion of the restricted stock award vesting is contingent upon meeting certain Company-wide performance goals.

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the plan is 648,025. Total share-based compensation expense for the nine months ended March 31, 2013 and 2012 was $699 thousand and $627 thousand, respectively. Total share-based compensation expense for the three months ended March 31, 2013 and 2012 was $230 thousand and $232 thousand, respectively.

Stock Options

The table below presents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at June 30, 2012	272,150	$14.79
Granted	9,000	18.75
Exercised	—	—
Forfeited	—	—
Expired	—	—

Options outstanding at March 31, 2013	281,150	$14.92	8.4

As of March 31, 2013, the Company had $694 thousand of unrecognized compensation costs related to stock options. The cost of stock options will be amortized in equal annual installments over the five-year vesting period. There were 54,430 options vested during the nine months ended March 31, 2013. Stock option expense for the nine months ended March 31, 2013 and 2012 was $148 thousand and $129 thousand, respectively. Stock option expense for the three months ended March 31, 2013 and 2012 was $49 thousand and $49 thousand, respectively.

Restricted Stock Awards

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of grant. Unvested restricted stock awards may not be disposed of or transferred during the vesting period. Restricted stock awards carry with them the right to receive dividends.

The table below presents the restricted stock award activity for the period shown:

	Service-Based Restricted stock awards	Weighted average grant date fair value	Performance-Based Restricted stock awards	Weighted average grant date fair value	Total Restricted stock awards	Weighted average grant date fair value
Non-vested at June 30, 2012	136,363	$14.77	111,090	$14.81	247,453	$14.79
Granted	2,500	18.75	—	—	2,500	18.75
Vested	27,267	14.77	22,218	14.81	49,485	14.79
Forfeited	—	—	—	—	—	—

Non-vested at March 31, 2013	111,596	$14.86	88,872	$14.81	200,468	$14.84

As of March 31, 2013, the Company had $2.5 million of unrecognized compensation cost related to restricted stock awards. The cost of the restricted stock awards will be amortized in equal annual installments over the five-year vesting period. The vesting of the performance-based stock awards is contingent upon meeting certain Company-wide performance goals. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed. Restricted stock expense for the nine months ended March 31, 2013 and 2012 was $551 thousand and $498 thousand, respectively. Restricted stock expense for the three months ended March 31, 2013 and 2012 was $181 thousand and $183 thousand, respectively.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in thousands, except share data)	2013	2012	2013	2012

Net income	$237	$20	$894	$190

Weighted average number of shares used in:
Basic earnings per share	3,762,584	3,864,229	3,796,105	3,994,788
Diluted common stock equivalents: Stock options and restricted stock units	119,309	20,303	89,591	10,657

Diluted earnings per share	3,881,893	3,884,532	3,885,696	4,005,445

Net income per common share, basic	$0.06	$0.01	$0.24	$0.05

Net income per common share, diluted	$0.06	$0.01	$0.23	$0.05

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Comparison of Financial Condition at March 31, 2013 and June 30, 2012

Assets. Total assets decreased $6.0 million to $386.1 million at March 31, 2013 from $392.1 million at June 30, 2012. The decrease was primarily due to a decrease in cash and cash equivalents partially offset by increases in loans and securities and an increase in other assets due to an increase in receivables that reflects trade date accounting on the issuance of long term fixed-rate brokered certificates of deposit.

Cash and Cash Equivalents. At March 31, 2013, cash and cash equivalents decreased $25.7 million, to $5.8 million, from $31.5 million at June 30, 2012 as excess cash was used to fund earning asset growth. Loans and securities available for sale increased $4.8 million and $6.7 million, respectively, while Federal Home Loan Bank advances decreased $5.6 million and repurchase agreements decreased $9.4 million.

Loans. At March 31, 2013, total gross loans were $301.0 million, an increase of $4.8 million, as compared to $296.2 million at June 30, 2012. The commercial loan portfolio increased $17.8 million to $187.9 million at March 31, 2013 from $170.1 million at

June 30, 2012 as the Company continued its focus on originating commercial loans. This increase was offset by decreases of $8.6 million, to $84.7 million, and $4.3 million, to $28.4 million, in the residential mortgage loan and home equity loan and line of credit portfolios, respectively. For further detail, see “Note 4 – Credit Quality of Loans and Allowance for Loan Losses” in the accompanying consolidated financial statements.

Allowance for Loan Losses.

The following table summarizes activity in the allowance for loan losses:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2013	2012	2013	2012
Balance at beginning of period	$3,125	$2,619	$3,035	$2,246
Provision for loan losses	229	270	324	646
Charge-offs	—	(225)	(8)	(243)
Recoveries	1	—	4	15

Balance at end of period	$3,355	$2,664	$3,355	$2,664

Ratios:
Net charge-offs to average loans	—%	0.32%	—%	0.11%
Allowance for loan losses to loans	1.11	0.94	1.11	0.94

At March 31, 2013, the allowance for loan losses was $3.4 million compared with $2.7 million at March 31, 2012 and $3.0 million at June 30, 2012. The allowance for loan losses as a percentage of total loans at March 31, 2013 was 1.11% compared to 1.05% at December 31, 2012, 1.02% at June 30, 2012 and 0.94% at March 31, 2012. There were effectively no net charge-offs as a percentage of average loans for the three months and nine months ended March 31, 2013 compared to net charge-offs as a percentage of average loans of 0.32% and 0.11% for the three months and nine-months ended March 31, 2012, respectively. The Bank had $5.7 million in impaired loans at March 31, 2013 as compared to $7.9 million at June 30, 2012. Total impaired loans decreased as one of the two loan relationships with not-for profit entities that had collateral values well in excess of the loan values paid in full with recovery of all accrued interest and fees. The remaining balance is primarily made up of the other loan relationship with a not-for-profit entity that has collateral values well in excess of the loan value. Based on the value of the collateral, no specific allowances are required for this loan. For further detail, see “Note 4 – Credit Quality of Loans and Allowance for Loan Losses” in the accompanying financial statements.

Non-performing Assets. Loans are generally placed on non-accrual status when payment of principal or interest is 90 days or more delinquent unless well secured and in the process of collection. Loans can also be placed on non-accrual status if collection of principal or interest in full is in doubt. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if both principal and interest payments are brought current, there has been a period of sustained performance (generally, six months), and full payment of principal and interest is expected. At March 31, 2013, the Company had $4.4 million in total non-performing assets as compared to $6.1 million at June 30, 2012. Primarily, these totals represent commercial real estate and residential mortgage loans. Total non-performing assets decreased as one of the two loan relationships with not-for profit entities that had collateral values well in excess of the loan values paid in full with recovery of all accrued interest and fees and the Company sold its sole other real estate owned property. Of the $4.4 million in non-performing assets at March 31, 2013, $3.3 million were also troubled debt restructurings.

The following table summarizes non-performing assets:

(dollars in thousands)	March 31, 2013	June 30, 2012
Non-performing assets
Non-accrual loans:
Commercial real estate	$3,625	$5,080
Residential mortgages	667	891
Home equity loans and lines of credit	75	75

Total non-accrual loans	4,367	6,046
Other real estate owned	—	40

Total non-performing assets	$4,367	$6,086

Asset quality ratios:
Non-performing loans to total loans	1.45%	2.04%
Non-performing assets to total assets	1.13	1.55

The non-performing loans to total loans ratio decreased 59 basis points to 1.45% at March 31, 2013 from 2.04% at June 30, 2012 and the non-performing assets to total assets ratio decreased 42 basis points from 1.55% at June 30, 2012 to 1.13% at March 31, 2013. For further detail, see “Note 4 — Credit Quality of Loans and Allowance for Loan Losses” in the accompanying financial statements.

Troubled Debt Restructurings. At March 31, 2013 and June 30, 2012, the Company had $6.3 million and $5.8 million of loans, respectively, which were considered troubled debt restructurings. At March 31, 2013, the Bank had $1.0 million in residential mortgage loans that were considered troubled debt restructurings and $5.1 million in commercial real estate loans that were considered troubled debt restructurings. At June 30, 2012, the Bank had $1.1 million in residential mortgage loans that were considered troubled debt restructurings and $4.7 million in commercial real estate loans that were considered troubled debt restructurings. Of the $6.3 million in loans considered troubled debt restructurings, $3.3 million were also non-performing loans. For further detail, see “Note 4 — Credit Quality of Loans and Allowance for Loan Losses” in the accompanying financial statements.

Securities. At March 31, 2013, the securities portfolio totaled $42.8 million, or 11.1% of total assets, as compared to $36.9 million, or 9.4% of total assets, at June 30, 2012.

Deposits. At March 31, 2013, deposits increased $10.3 million to $279.9 million from $269.6 million at June 30, 2012. Total money market and savings accounts increased $1.5 million and certificates of deposit increased $9.4 million and were offset by a decrease in checking accounts of $0.6 million. The increase in certificates of deposit was primarily the result of an increase in brokered deposits of $14.4 million partially offset by a decrease in Jumbo certificates of deposit of $3.8 million. Of the $14.4 million increase in brokered certificates of deposit, $3.5 million were produced via the Certificate of Deposit Account Registry Service (“CDARS”) program.

Borrowings. At March 31, 2013, total borrowings decreased $15.0 million, or 34.5%, to $28.5 million from $43.4 million at June 30, 2012. Repurchase agreements decreased $9.3 million to $7.1 million at March 31, 2013 from $16.4 million at June 30, 2012. At March 31, 2013, Federal Home Loan Bank advances totaled $21.4 million, a decrease of $5.6 million from June 30, 2012. The Bank continues its strategy of reducing its reliance on higher costing borrowings.

At March 31, 2013, the Company had access to additional Federal Home Loan Bank advances of up to $45.1 million.

Equity. Equity totaled $75.2 million at March 31, 2013 and $75.7 million at June 30, 2012. At March 31, 2013, the Company had repurchased 161,533 shares of its common stock of the 208,294 shares approved in its second share repurchase program. The Company subsequently completed the second repurchase program having repurchased 208,294 shares approved in the aforementioned program as adopted by the Company’s Board of Directors as previously disclosed in the Company’s 8-K filed on March 21, 2012. The Company adopted its third repurchase program as previously disclosed in the Company’s 8-K filed on April 29, 2013. Under the third repurchase program, the Company is approved to repurchase up to 210,377 shares of its common stock, or approximately 5% of the current outstanding shares.

Capital and Liquidity. The Bank intends to maintain a strong capital position that supports its strategic goals while exceeding regulatory standards. At March 31, 2013, the Bank met the definition of a “well-capitalized” institution by exceeding all regulatory minimum capital requirements. The following tables summarize the consolidated and Bank capital ratios:

	Ratios at
	March 31, 2013	June 30, 2012	“Well-Capitalized” Minimums
Consolidated Capital Ratios:

Total Capital to risk-weighted assets	26.09%	29.06%	—

Tier 1 Capital to risk-weighted assets	24.96%	27.93%	—

Tier 1 Leverage	19.35%	19.17%	—

Bank Capital Ratios:

Total Capital to risk-weighted assets	21.77%	23.42%	10.00%

Tier 1 Capital to risk-weighted assets	20.65%	22.29%	6.00%

Tier 1 Leverage	16.01%	15.30%	5.00%

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

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012

General. Net income increased $217 thousand to $237 thousand for the three months ended March 31, 2013 from net income of $20 thousand for the three months ended March 31, 2012. The increase in net income was primarily a result of an increase in net interest income of $288 thousand and a decrease in the provision for loan losses of $41 thousand, partially offset by an increase in tax expense of $104 thousand.

Net Interest Income. Net interest income increased $288 thousand to $3.4 million for the three months ended March 31, 2013 as compared to $3.1 million for the three months ended March 31, 2012. Total interest expense decreased $270 thousand, or 33.3%, to $540 thousand for the three months ended March 31, 2013 as compared to $810 thousand for the three months ended March 31, 2012. The decrease in interest expense was primarily the result of the Bank decreasing deposit rates while maintaining its competitive position within the local market, paying off all matured higher costing brokered certificates of deposit exclusive of the core customer-based Certificate of Deposit Account Registry Service (“CDARS”) program and several matured higher costing term Federal Home Loan Bank advances, and reducing the rate on customer repurchase agreements. Interest and dividend income was effectively unchanged at $4.0 million for the three months ended March 31, 2013 as compared to $3.9 million for the three months ended March 31, 2012.

The net interest margin was 3.93% for the three months ended March 31, 2013 compared to 3.63% for the three months ended March 31, 2012. The increase in the net interest margin was primarily a result of an increase in average net interest-earning assets and a 35 basis point decrease in the average yield of interest-bearing liabilities partially offset by a two basis point decrease in the average yield of interest-earning assets. Net interest-earning assets increased $17.3 million as average interest-earning assets increased $5.8 million to $353.3 million for the period ended March 31, 2013 compared to $347.5 million for the period ended March 31, 2012. Average interest-bearing liabilities decreased $11.4 million to $264.9 million for the period ended March 31, 2013 as compared to $276.3 million for the period ended March 31, 2012.

Interest and Dividend Income. Interest and dividend income was effectively unchanged at $4.0 million for the three months ended March 31, 2013 as compared to $3.9 million for the three months ended March 31, 2012. Interest income on loans increased $83 thousand to $3.7 million for the period ended March 31, 2013 from $3.6 million for the period ended March 31, 2012. This increase was partially offset by a slight decrease in interest income on investments which decreased $52 thousand to $237 thousand for the period ended March 31, 2013.

The average yield on loans decreased 13 basis points, to 5.03%, for the three months ended March 31, 2013 from 5.16% for the three months ended March 31, 2012. Total average loans increased $16.4 million to $299.2 million, reflecting an increase in the average balance of commercial loans of $30.2 million to $183.4 million for the three months ended March 31, 2013. The increase in average commercial loans was offset by a decrease in average residential mortgage loans of $7.9 million to $86.3 million and a decrease in average consumer loans of $5.8 million to $29.5 million for the three months ended March 31, 2013 as compared to $94.2 million and $35.3 million, respectively, for the three months ended March 31, 2012.

The average yield on securities decreased 37 basis points to 1.87% for the three months ended March 31, 2013 from 2.24% for the three months ended March 31, 2012, reflecting continued low market interest rates and repayments of higher yielding securities within the mortgage backed securities portfolio.

Interest Expense. Interest expense decreased $270 thousand to $540 thousand from $810 thousand for the three months ended March 31, 2013 and 2012, respectively. Deposit expense decreased $197 thousand to $287 thousand for the three months ended March 31, 2013 as compared to $484 thousand for the three months ended March 31, 2012 as the average rate paid on deposits decreased 37 basis points to 0.50% for the three months ended March 31, 2013 from 0.87% for three months ended March 31, 2012.

Interest expense on borrowings decreased $73 thousand to $253 thousand for the three months ended March 31, 2013 as compared to $326 thousand for the three months ended March 31, 2012. The average cost of borrowings increased 40 basis points to 2.81% for the three months ended March 31, 2013 as compared to March 31, 2012 as a result of paying off several matured lower costing short term Federal Home Loan Bank advances.

Provision for Loan Losses. The Company’s provision for loan losses for the three months ended March 31, 2013 was $229 thousand or a decrease of $41 thousand from $270 thousand for the three months ended March 31, 2012. For further discussion related to the provision for loan losses, see “Allowance for Loan Losses” in the “Comparison of Financial Condition at March 31, 2013 and June 30, 2012.” For further discussions related to loan portfolio performance, see “Non-performing Assets” in the “Comparison of Financial Condition at March 31, 2013 and June 30, 2012” and Note 4 of the notes to the consolidated financial statements.

Non-Interest Income. The following table summarizes changes in non-interest income:

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(In thousands)

Customer service fees	$79	$90	$(11)	(12.2)%
Loan servicing fees	3	7	(4)	(57.1)
Bank owned life insurance income	69	73	(4)	(5.5)
Other non-interest income	33	32	1	3.1

Non-interest income before net gains (losses)	184	202	(18)	(8.9)

Net gain on sale of loans	28	—	28	—
Gains (losses) other real estate owned	31	(34)	65	(191.2)

Net gains (losses)	59	(34)	93	—

Total non-interest income	$243	$168	$75	44.6

Total non-interest income increased $75 thousand, to $243 thousand, for the three months ended March 31, 2013 as compared to $168 thousand for the three months ended March 31, 2012. Net gains increased $93 thousand due to the sale of the Bank’s sole other real estate owned property and the sale of mortgage loans during the three months ended March 31, 2013. Net gains were partially offset by a decrease in non-interest income of $18 thousand, to $184 thousand, for the three month period ended March 31, 2013. The decrease in non-interest income was primarily the result of a decrease in customer service fees of $11 thousand, to $79 thousand, during the three month period ended March 31, 2013.

Non-Interest Expense. The following table summarizes changes in non-interest expense:

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(In thousands)

Salaries and employee benefits	$1,826	$1,760	$66	3.8%
Occupancy and equipment	390	394	(4)	(1.0)
Data processing	204	220	(16)	(7.3)
Directors’ fees	83	91	(8)	(8.8)
FDIC assessments	68	75	(7)	(9.3)
Other non-interest expense	450	398	52	13.1

Total non-interest expense	$3,021	$2,938	$83	2.8

Total non-interest expense increased to $3.0 million, an increase of $83 thousand, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Salaries and employee benefits and other non-interest expense increased $66 thousand and $52 thousand, respectively, and were partially offset by various non-interest expense categories. Other non-interest expense increased primarily due to increased legal, regulatory, and accounting fees. Salaries and employee benefits increased due to an increase in the Employee Stock Ownership Plan (“ESOP”) expense. The ESOP expense increased due to the increase in the Company’s market price on its common stock.

Income Taxes. The Company recorded income tax expense of $180 thousand for the three months ended March 31, 2013, reflecting an effective tax rate of 43.2%, compared to income tax expense of $76 thousand for the three months ended March 31, 2012, reflecting an effective tax rate of 79.2%. The difference between the effective tax rate for the two periods is primarily due to an adjustment of $40 thousand which was recorded during that period related to the Employee Stock Ownership Plan to reflect the expected non-deductible nature of this expense and properly adjust deferred tax assets.

Comparison of Operating Results for the Nine Months Ended March 31, 2013 and 2012

General. Net income increased $704 thousand to $894 thousand for the nine months ended March 31, 2013 from net income of $190 thousand for the nine months ended March 31, 2012. The increase in net income was primarily a result of an increase in net interest income of $931 thousand and a decrease in the provision for loan losses of $322 thousand partially offset by an increase in tax expense of $494 thousand.

Net Interest Income. Net interest income increased by $931 thousand, to $10.1 million for the nine months ended March 31, 2013 as compared to $9.2 million for the nine months ended March 31, 2012. Total interest expense decreased $1.1 million, or 39.0%, to $1.8 million for the nine months ended March 31, 2013 as compared to $2.9 million for the nine months ended March 31, 2012. The decrease in interest expense was primarily the result of the Bank decreasing deposit rates while maintaining its competitive position within the local market, paying off all matured higher costing brokered certificates of deposit exclusive of the core customer-based CDARS program and several matured higher costing term Federal Home Loan Bank advances, and reducing the rate on customer repurchase agreements. Interest and dividend income decreased by $192 thousand to $11.8 million for the nine months ended March 31, 2013 as compared to $12.0 million for the nine months ended March 31, 2012. This decrease is primarily due to lower yields in the loan and investment security portfolios.

The net interest margin was 3.78% for the nine months ended March 31, 2013 compared to 3.58% for the nine months ended March 31, 2012. The increase in the net interest margin was primarily a result of an increase in average net interest-earning assets and a 51 basis point decrease in the average yield of interest-bearing liabilities partially offset by a 28 basis point decrease in the average yield of interest-earning assets. Net interest-earning assets increased $25.5 million as average interest-earning assets increased $15.8 million to $355.6 million for the period ended March 31, 2013 compared to $339.8 million for the period ended March 31, 2012. Average interest-bearing liabilities decreased $9.7 million to $267.8 million for the period ended March 31, 2013 as compared to $277.5 million for the period ended March 31, 2012.

Interest and Dividend Income. Interest and dividend income decreased $192 thousand to $11.8 million from $12.0 million for the nine months ended March 31, 2013 and 2012, respectively, as continued low market interest rates caused lower yields on new loan production and investment purchases. The decrease in interest and dividend income was primarily the result of a decrease in interest income on loans of $123 thousand to $11.0 million from $11.1 million for the periods ended March 31, 2013 and 2012, respectively, as low market interest rates produced continued pressure on loan yields. Interest income on investment securities decreased $35 thousand to $784 thousand from $819 thousand for the nine month periods ended March 31, 2013 and 2012, respectively.

The average yield on loans decreased 34 basis points, to 4.93% for the nine months ended March 31, 2013 from 5.27% for the nine months ended March 31, 2012. Total average loans increased $16.2 million to $297.0 million, reflecting an increase in the average balance of commercial loans of $27.9 million to $176.7 million for the nine months ended March 31, 2013. The increase in average commercial loans was offset by a decrease in average residential mortgage loans of $6.0 million to $89.3 million and a decrease in average home equity loans and lines of credit of $5.7 million to $31.0 million for the nine months ended March 31, 2013 as compared to $95.3 million and $36.7 million, respectively, for the nine months ended March 31, 2012.

The average yield on securities decreased 21 basis points to 2.03% for the nine months ended March 31, 2013 from 2.24% for the nine months ended March 31, 2012, reflecting continued low market interest rates and repayments of higher yielding securities within the mortgage backed securities portfolio.

Interest Expense. Interest expense decreased $1.1 million to $1.8 million from $2.9 million for the nine months ended March 31, 2013 and 2012, respectively. Deposit interest expense decreased by $915 thousand to $953 thousand for the nine months ended March 31, 2013 as the average rate paid on deposits decreased 52 basis points to 0.55% for the nine months ended March 31, 2013 from 1.07% for nine months ended March 31, 2012.

Interest expense on borrowings decreased $208 thousand to $804 thousand for the nine months ended March 31, 2013 from $1.0 million for the nine months ended March 31, 2012. The average cost of borrowings increased five basis points to 2.76% for the nine months ended March 31, 2013 as a result of paying off lower costing short term Federal Home Loan Bank advances.

Provision for Loan Losses. The Company’s provision for loan losses for the nine months ended March 31, 2013 was $324 thousand, a decrease of $322 thousand from $646 thousand, for the nine months ended March 31, 2012. For further discussion related to the provision for loan losses, see “Allowance for Loan Losses” in the “Comparison of Financial Condition at March 31, 2013 and June 30, 2012.” For further discussions related to loan portfolio performance, see “Non-performing Assets” in the “Comparison of Financial Condition at March 31, 2013 and June 30, 2012” and Note 4 of the notes to the consolidated financial statements.

Non-Interest Income. The following table summarizes changes in non-interest income:

	Nine Months Ended March 31,		Change
	2013	2012	$	%
	(In thousands)

Customer service fees	$262	$273	$(11)	(4.0)%
Loan servicing fees	13	23	(10)	(43.5)
Bank owned life insurance income	213	223	(10)	(4.5)
Other non-interest income	95	91	4	4.4

Non-interest income before net gains (losses)	583	610	(27)	(4.4)

Net gain on sale of loans	43	6	37	—
Gains (losses) other real estate owned	(8)	(65)	57	(87.7)

Net gains (losses)	35	(59)	94	(159.3)

Total non-interest income	$618	$551	$67	12.2

Total non-interest income increased $67 thousand to $618 thousand for the nine months ended March 31, 2013 as compared to $551 thousand for the nine months ended March 31, 2012. During the nine months ended March 31, 2013, the Bank sold its sole other real estate owned property which previously had been written down to zero and sold mortgage loans produced during the period. During the nine months ended March 31, 2012, the Bank partially wrote-down its sole other real estate owned property.

Non-Interest Expense. The following table summarizes changes in non-interest expense:

	Nine Months Ended March 31,		Change
	2013	2012	$	%
	(In thousands)

Salaries and employee benefits	$5,330	$5,165	$165	3.2%
Occupancy and equipment	1,158	1,179	(21)	(1.8)
Data processing	590	570	20	3.5
Directors’ fees	266	260	6	2.3
FDIC assessments	206	211	(5)	(2.4)
Other non-interest expense	1,300	1,343	(43)	(3.2)

Total non-interest expense	$8,850	$8,728	$122	1.4

Total non-interest expense increased $122 thousand to $8.9 million for the nine months ended March 31, 2013 as compared to $8.7 million for the nine months ended March 31, 2012. Salaries and employee benefits increased $165 thousand and were partially offset by various non-interest expense categories. Salaries and employee benefits increased due to an increase in the ESOP expense, benefit expenses, and stock compensation expenses. The ESOP expense increased due to the increase in the Company’s market price on its common stock. The stock compensation expense increased for the nine months ended March 31, 2013 as the equity incentive plan was effective for the full nine month period.

Income Taxes. The Company recorded income tax expense of $633 thousand for the nine months ended March 31, 2013, reflecting an effective tax rate of 41.5%, compared to income tax expense of $139 thousand for the nine months ended March 31, 2012, reflecting an effective tax rate of 42.2%.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required, as the Registrant is a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2013. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of March 31, 2013, the Company was not subject to any legal actions, the outcome of which was expected to have a material effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Not required, as the Company is a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information in connection with repurchases of the Company’s shares of common stock for the period of January 1, 2013 through March 31, 2013. All shares repurchased during the three months ended March 31, 2013 have been retired. On April 23, 2013, the Board of Directors authorized the repurchase of up to 210,377 shares, or approximately 5% of the Company’s common stock outstanding at the completion of the Company’s second repurchase program approved on March 16, 2012. The repurchase authorization has no expiration date.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May yet be Purchased Under the Plans or Programs

January 1, 2013 through January 31, 2013	1,082	$17.50	1,082	95,334
February 1, 2013 through February 28, 2013	48,573	18.54	48,573	46,761
March 1, 2013 through March 31, 2013	—	—	—	46,761

Total	49,655	18.52	49,655	46,761

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Exhibit Index” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2013	OBA FINANCIAL SERVICES, INC. (Registrant)

/S/ CHARLES E. WELLER
Charles E. Weller
President and Chief Executive Officer

Date: May 15, 2013	/S/ DAVID A. MILLER
David A. Miller
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Charles E. Weller, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of David A. Miller, Senior Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of Charles E. Weller, President and Chief Executive Officer, and David A. Miller, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.