Form 10-K
period 2013-06-30
OBA Financial Services, Inc.
filed 2013-09-27
CIK 1471088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  YES    ☒  NO

The aggregate value of the voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price of the Registrant’s shares of common stock as of December 31, 2012 ($17.59) was $69.2 million.

As of September 20, 2013, there were 4,038,006 shares outstanding of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 2013 Annual Meeting of Stockholders (Part II and III)

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

OBA Financial Services, Inc.

OBA Financial Services, Inc. is a Maryland corporation that owns 100% of the common stock of OBA Bank (“Bank”). On January 21, 2010, the Company completed its initial public offering of common stock in connection with the mutual-to-stock conversion of OBA Bancorp, MHC, selling 4,628,750 shares of common stock at $10.00 per share and raising $46.3 million of gross proceeds. Since the completion of the initial public offering, the Company has not engaged in any significant business activity other than owning the common stock of and having deposits in the Bank. At June 30, 2013 the Company had consolidated assets of $381.6 million, consolidated deposits of $283.3 million, and consolidated stockholders’ equity of $71.3 million.

The Company’s executive offices are located at 20300 Seneca Meadows Parkway, Germantown, Maryland 20876. The Company’s telephone number at this address is (301) 916-0742.

OBA Bank

The Bank is a federally chartered savings bank headquartered in Germantown, Maryland. The Bank was organized in 1861 and reorganized into the mutual holding company structure in 2007. The Bank is a wholly-owned subsidiary of OBA Financial Services, Inc. The Bank provides financial services to individuals, families, and businesses through six banking offices located in the Maryland counties of Montgomery, Howard, and Anne Arundel.

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

The Company’s website address is www.obabank.com. Information on this website should not be considered a part of this annual report.

General

The Bank’s business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in commercial real estate, commercial business, construction, and residential mortgage loans, home equity loans and lines of credit, and investment securities. To a lesser extent, the Bank also originates other consumer loans. The Bank offers a variety of deposit accounts, including commercial and consumer checking, money market, savings, individual retirement accounts, and certificates of deposit.

Market Area

The Bank’s operations are conducted from four full-service branch offices located in Montgomery County, Maryland, which is on the northwest border of Washington, D.C., a full-service branch office located in Howard

County, Maryland, and a full-service branch office in Anne Arundel County, Maryland. Government, professional and business services, and education and health services are the leading industries in the local economy. Maryland has a larger share of professional, technical, and government jobs and a smaller share of manufacturing jobs as compared to the United States.

The national unemployment rate dropped from 8.2% to 7.4% from July 2012 to July 2013. The state of Maryland unemployment rate increased from at 7.2% in July 2012 to 7.5% in July 2013. Maryland’s labor force, at approximately 3.1 million for June 2013, remained essentially unchanged from June 2012. Unemployment rates for Montgomery and Howard Counties were 5.5% for July 2013, down from 6.0% and 5.7%, respectively. Anne Arundel County was down slightly from 6.8% in July 2012 to 6.7% for July 2013.

While rates have risen from their historic lows, total housing starts in the United States increased on an annualized basis by 20.9% in July 2013 as compared to July 2012. In Maryland, housing starts were up approximately 18% in the first quarter of 2013 compared to the first quarter of 2012. Existing home sales in Maryland were up approximately 7.5% during the twelve months ended March 31, 2013 as compared to March 31, 2012. In Maryland, the average sales price of existing homes in July 2013 was approximately $293 thousand higher, or 6.1%, than July 2012 when the average sale price of existing homes was $276 thousand. The average sales price of homes in Howard County increased by approximately 4.8% in April 2013, to approximately $434 thousand, as compared to April 2012. In Montgomery County, the median sales price increased to $435 thousand in July 2013 as compared to July 2012, an increase of approximately 11%. Median home prices in Anne Arundel County increased to $325 thousand in July 2013 as compared to July 2012, an increase of 8%.

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

Lending Activities

The Bank’s primary lending activities are the origination of commercial real estate, commercial business, construction, and residential mortgage loans, and home equity loans and lines of credit. To a lesser extent, the Bank also originates other consumer loans.

Commercial Real Estate Loans. Properties securing the Bank’s commercial real estate loans generally include small office buildings, office/warehouse space, and other general use commercial structures. The Bank is seeking to originate more loans for business owner-occupied properties and select investment properties. The Bank typically seeks to originate commercial real estate loans with initial principal balances of $2.5 million or less. All of the Bank’s commercial real estate loans are secured by properties located in the Bank’s primary market area.

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

Commercial Business Loans. The Bank makes secured and unsecured commercial business loans primarily to small and medium sized businesses primarily located in Montgomery, Howard, and Anne Arundel Counties, Maryland. The Bank is well diversified from an industry perspective with no major concentrations in any industry. Commercial business loans, both fixed and adjustable rate, consist of term loans, as well as, closed and open-end lines of credit for the purpose of current asset financing, equipment purchase, working capital, and other general business purposes. The adjustable-rate is generally indexed to a short-term market rate. The Bank seeks to originate loans with principal balances between $100 thousand and $2.5 million. Generally, the maximum term of a commercial business loan is ten years.

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

Residential Mortgage Loans. The Bank offers fixed-rate and adjustable-rate residential mortgage loans with maturities up to 30 years. Residential mortgage loans are generally underwritten according to Freddie Mac guidelines. The Bank refers to loans that conform to such guidelines as Conforming Loans. The Bank generally originates both fixed and adjustable rate mortgage loans in amounts up to the maximum Conforming Loan limits as established by the Federal Housing Finance Agency; which is, generally, $417 thousand for single-family homes, but is $626 thousand for single-family homes located in the Washington, DC metropolitan area. The Bank also originates loans above the amounts for Conforming Loans, which are referred to as Jumbo Loans. The Bank’s maximum loan amount for Jumbo Loans is generally $1.0 million. The Bank generally underwrites Jumbo Loans in a manner similar to Conforming Loans. Jumbo Loans are not uncommon in the Bank’s market area. Loans in excess of $417 thousand are generally originated for retention in the Bank’s loan portfolio.

The Bank’s loan policies allow for the origination of loans with loan-to-value ratios up to 95%. The Bank generally requires private mortgage insurance for loans with loan-to-value ratios in excess of 80%. During the year ended June 30, 2013, the Bank did not originate any residential mortgage loans with loan-to-value ratios in excess of 80%.

The Bank offers a first-time home buyer program. Through this program, the borrower could potentially qualify for a credit towards closing costs.

Other than construction loans and home equity lines of credit, the Bank does not offer interest only mortgage loans on residential properties. An interest only loan is defined as the borrower paying interest only for an initial period, after which the loan converts to a fully amortizing loan. Additionally, the Bank does not offer loans that provide for negative amortization of principal. These loans allow the borrower to pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. The Bank does not offer subprime loans, loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios, or Alt-A loans, traditionally defined as loans having less than full documentation.

Home Equity Loans and Lines of Credit. Home equity loans and lines of credit are secured by the borrower’s primary residence or secondary residence. The Bank’s home equity loans are originated with fixed rates of interest and with terms of up to fifteen years. Home equity lines of credit have a maximum term of 25 years. The borrower is permitted to draw against the line during the first ten years of the line of credit. During this draw period, repayments are made on an interest-only basis. After this initial ten-year draw period, the borrower is required to make payments to principal based on a fifteen year amortization.

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

The Bank requires appraisals on home equity loans and lines of credit. At the time of closing a home equity loan or line of credit, the Bank records the mortgage to perfect the security interest in the underlying collateral. At June 30, 2013, the Bank’s self-imposed maximum limit for a home equity loan or a line of credit was generally $200 thousand.

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

The Bank intends to sell most of the residential mortgage loans it originates servicing released, but will retain many of its originated jumbo residential mortgage loans. Loans sold by the Bank are sold without recourse, except for normal representations and warranties provided in sale transactions. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of un-remedied defaults, making certain insurance and tax payments are paid on behalf of the borrowers, and generally administering the loans. The Bank retains a portion of the interest paid by the borrower on the loans serviced as consideration for the servicing activities.

During the fiscal years ended June 30, 2013 and 2012, the Bank did not have to repurchase any loans or provide loss reimbursement on loans sold.

From time to time, the Bank enters into participations in commercial loans with other banks. In these circumstances, the Bank will generally follow the Bank’s customary loan underwriting and approval policies.

Loan Approval Procedures and Authority. The Bank’s lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by the Bank’s Board of Directors (“Board”). The loan approval process is intended to assess the borrower’s ability to repay the loan and value of the property that will secure the loan. To assess the borrower’s ability to repay, the Bank reviews the borrower’s employment and credit history and information on the historical and projected income and expenses of the borrower. The Bank requires full documentation on all loan applications.

Management establishes the Bank’s policies and loan approval limits; which are approved by the Board. Consumer loans in amounts up to $100 thousand, residential real estate loans up to the Freddie Mac conforming loan limit, and commercial loans up to $2.0 million can be approved by designated individual officers or officers acting together with specific lending approval authority. Relationships in excess of these amounts require the approval of the Board or its loan committee.

The Bank requires appraisals for all real property securing residential mortgage and commercial real estate loans and home equity loans and lines of credit. All appraisals are performed by state-licensed or state-certified appraisers. The Bank’s practice is to have local appraisers approved annually by the Board.

Investments

The Bank’s securities portfolio consists primarily of mortgage-backed securities issued by U.S. Government agencies or U.S. Government-sponsored enterprises that are backed by the full faith and credit of the U.S. government.

The Bank’s Investment Committee, which is comprised of the Board’s Executive Committee and the Bank’s Chief Financial Officer, has primary responsibility for establishing and overseeing the investment policy. The general investment strategies are developed by the Chief Financial Officer and approved by the Management Asset Liability Committee and the Investment Committee or Board. The Bank’s President and the Chief Financial Officer are responsible for the execution of specific investment actions. These officers are authorized to execute investment transactions of up to $1.0 million per transaction without the Investment Committee or Board’s prior approval of the investment strategy provided the transactions are within the scope of the established investment policy. The investment policy is reviewed and approved annually by the Management Asset Liability Committee and changes to the policy are subject to approval by the Investment Committee or Board. Investment policy objectives include, but are not limited to, providing liquidity necessary to conduct business activities of the Bank, collateral for pledging, a portfolio of high credit quality assets, and enhancing profitability within the overall asset/liability management objectives of the Bank. All gains and losses on securities transactions are reported to the Board on a monthly basis.

The Bank’s current investment policy permits, among other securities, investments in securities issued by the U.S. Government as well as mortgage-backed securities and direct obligations of Fannie Mae, Freddie Mac and Ginnie Mae. The Bank’s current investment policy does not permit investment derivatives as defined in federal banking regulations or in other high-risk securities. The investment policy permits, among other assets and with certain limitations, investments in certificates of deposit, collateralized mortgage obligations, auction rate/money market preferred securities, and mutual funds, limited to adjustable rate mortgage funds. The policy also permits investments in equity securities, generally limited to agency and Federal Home Loan Bank of Atlanta (“FHLB”) common and preferred stock. The Bank’s investment in equity securities outside the policy’s general limitation totaled $50 thousand at June 30, 2013 and is not considered material.

The Bank’s investment policy expressly prohibits the use of the investment portfolio for market-oriented trading activities or speculative purposes unless otherwise approved by the Board. The Bank does not intend to profit in the investment account from short-term securities price movements. Accordingly, the Bank does not currently have a trading account for investment securities.

Accounting guidance requires that, at the time of purchase, the Bank designate a security as either held to maturity, available-for-sale, or trading based upon the Bank’s ability and intent to hold the security. Securities available-for-sale and trading securities are reported at fair value and securities held to maturity are reported at amortized cost. A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. The fair values of mortgage-backed securities are based on quoted market prices or, when quoted prices in active markets for identical assets are not available, are based on matrix pricing, which is a mathematical technique that relies on the securities’ relationship to other benchmark quoted prices.

Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as pass-through certificates because the principal and interest of the underlying loans are passed through to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of residential mortgages. Issuers of such securities pool the loans and resell the participation interests in the form of securities to investors. The interest rate on the security is lower than the interest rates on the underlying loans to allow for payment of servicing and guaranty fees. Ginnie Mae, Fannie Mae, and Freddie Mac, either guarantee the payments or guarantee the timely payment of principal and interest to investors. Mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize borrowings. Investments in mortgage-backed securities include a risk that actual principal payments will be greater or less than the prepayment rate estimated at the time of purchase, or prepayment risk. The difference in expected cash flow may require adjustments to the amortization of premium or accretion of discount relating to the security, thereby affecting the net yield on the security.

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

Personnel

As of June 30, 2013, the Company had 63 full-time employees and nine part-time employees. The Company’s employees are not represented by any collective bargaining group. Management believes that there is a good working relationship with the Company’s employees.

FEDERAL AND STATE TAXATION

Federal Taxation

General. OBA Financial Services, Inc. and OBA Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company.

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

State Taxation

The State of Maryland imposes an income tax of approximately 8.25% on income measured substantially the same as federally taxable income, except that U.S. Government interest is not fully taxable. The Company’s state income tax returns have not been audited in the most recent five-year period.

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

Dodd-Frank Act

The Dodd-Frank Act has changed bank regulatory structure and is affecting the lending, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act eliminated the Company’s former primary federal regulator, the Office of Thrift Supervision (“OTS”) and required the Bank to be regulated by the OCC, the primary federal regulator for national banks, as of July 21, 2011. The Dodd-Frank Act also authorizes the FRB to supervise and regulate all savings and loan holding companies in addition to the bank holding companies that it previously regulated. The Dodd-Frank Act also requires the FRB to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries. Additionally, the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.

The Dodd-Frank Act also created the Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit unfair, deceptive or abusive acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets continue to be examined for compliance by their applicable bank regulators. The legislation also weakened the federal preemption available for national banks and federal savings associations, and gave state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadened the base for FDIC insurance assessments. Assessments are now based on an institution’s average consolidated total assets less tangible equity capital. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250 thousand per depositor. The legislation also required rules governing retention of a portion of credit risk by originators of certain securitized loans, stipulated regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contained a number of reforms related to mortgage originations. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials. The legislation directed the FRB to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. The Dodd-Frank Act provided for originators of certain securitized loans to retain a percentage of the risk for transferred loans, directed the FRB to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage origination.

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended and federal regulations. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities, and certain other assets, subject to applicable limits. The Bank also may invest specified amounts in subsidiaries that may engage in activities not otherwise permissible for the Bank, including real estate investment and securities and insurance brokerage.

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

In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

At June 30, 2013, the Bank’s capital exceeded all applicable requirements.

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

In addition, extensions of credit in excess of certain limits must be approved by the Bank’s Board of Directors. Extensions of credit to executive officers are also subject to additional restrictions.

Enforcement. The OCC has primary enforcement responsibility over federal savings banks and has the authority to bring enforcement action against all institution-affiliated parties, including directors, officers, stockholders, attorneys, appraisers, and/or accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings bank. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25 thousand per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day.

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

Generally, the OCC is required to appoint a receiver or conservator for a savings bank that is critically undercapitalized within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date a savings bank receives notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Any holding company of the savings bank that is required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings bank’s assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the OCC notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors. The final rule discussed above that increases regulatory capital requirements will revise the prompt corrective action categories accordingly.

At June 30, 2013, the Bank met the criteria for being considered “well-capitalized.”

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs, and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2013, the annualized FICO assessment was equal to 64 basis points of an institution’s total assets less tangible capital.

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

Holding Company Regulation

General . OBA Financial Services, Inc. is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, the Company is registered with the FRB and subject to FRB regulations, examinations, supervision, and reporting requirements. In addition, the FRB has enforcement authority over the Company and its subsidiaries. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

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

Federal law prohibits a savings and loan holding company, including the Company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company, without prior written approval of the Federal Reserve Board. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the FRB must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

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

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, which is currently permitted for bank holding companies. The final capital rule discussed above implements the consolidated capital requirements for savings and loan holding companies effective January 1, 2015, with the capital conservation buffer phased in between 2016 and 2019.

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends and Repurchases. The FRB has issued a supervisory letter regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies that it has made applicable to savings and loan holding companies as well. In general, the supervisory letter provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality, and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the Company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the Company’s overall rate of earnings retention is inconsistent with the Company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The supervisory letter also provides for regulatory review prior to a holding Company redeeming or repurchasing its stock in certain circumstances. These regulatory policies could affect the ability of the Company to pay dividends, repurchase shares of common stock, or otherwise engage in capital distributions.

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

The Company has begun to focus on construction loan originations. Credit risk will increase and a continued downturn in the local real estate market and economy could adversely affect earnings.

The Company began to focus on originating commercial and residential construction loans. Construction loans generally have more risk than residential mortgage loans that the Bank originates. The repayment of construction loans depends on the successful management and completion of the construction project and the ability of the borrower to acquire permanent financing or sell the property. The Company typically originates construction loans that, when the project is complete, the Company will extend permanent financing to the borrower and/or the property is considered owner occupied. The repayment of such loans can be affected by adverse conditions in the local real estate market or economy. As the Company’s construction loan portfolio increases, the corresponding risks and potential for losses from these loans may also increase. This increasing risk has contributed to the Company’s need to increase the allowance for loan losses through charges to earnings. Future increases in construction loans may require additional increases in the Company’s allowance for loan losses through charges to earnings.

The Company continues to originate and retain in its portfolio some residential mortgage loans. A continued downturn in the local real estate market and economy could adversely affect earnings.

The Company has continued its origination and retention of certain residential mortgage loans. Although the local real estate market and economy have performed better than many other markets, a downturn could cause higher unemployment, more delinquencies, and could adversely affect the value of properties securing loans. In addition, the real estate market may take longer to recover or not recover to previous levels. These risks increase the probability of an adverse impact on the Company’s financial results as fewer borrowers would be eligible to borrow and property values could be below necessary levels required for adequate coverage on the requested loan.

A portion of the commercial business and construction loan portfolios are unseasoned.

The Company has grown its commercial business and construction loan portfolios over the past several years. The future performance of this portion of the loan portfolio is difficult to assess due to the general unseasoned nature of the portfolio. These loans may have delinquency or charge-off levels above the Company’s historical experience, which could adversely affect future performance.

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

The Company’s success depends primarily on the general economic conditions in Montgomery, Howard, and Anne Arundel Counties, Maryland as most of the Company’s loans are to customers in these markets. Accordingly, the local economic conditions in these markets have a significant impact on the ability of borrowers to repay loans as well as the Company’s ability to originate new loans. As such, a decline in real estate values in these markets would lower the value of the collateral securing loans on properties in these markets. In addition, a continued weakening in general economic conditions, such as; inflation, recession, unemployment, or other factors beyond the Company’s control could negatively affect financial results.

A continuation or worsening of economic conditions could adversely affect our financial condition and results of operations.

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and uneven, and unemployment levels remain high. Recovery by many businesses has been impaired by lower consumer spending. A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in sales volumes and continued elevated unemployment levels may result in higher than expected loan delinquencies, increases in our nonperforming and criticized classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.

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

The Company’s 2011 Equity Incentive Plan was funded from the issuance of authorized but unissued shares of common stock. The ability to repurchase shares of common stock to fund the plan will be subject to many factors, including, but not limited to, applicable regulatory restrictions on stock repurchases, the availability of stock in the market, the trading price of the stock, alternative uses for the capital, and the Company’s capital levels and financial performance. Although the Company’s current intention is to fund the plan with stock repurchases, the Company may not be able to conduct such repurchases. If the Company does not repurchase shares of common stock to fund the plan, then stockholders would experience a reduction in their ownership interest, which would total 12.3% in the event newly issued shares are used to fund stock options or awards of shares of common stock under the plan.

If the Company’s investment in the common stock of the Federal Home Loan Bank of Atlanta is classified as other-than-temporarily impaired, the Company’s earnings and stockholders’ equity could decrease.

The Company owns stock of the Federal Home Loan Bank of Atlanta, which is part of the Federal Home Loan Bank system. The FHLB common stock is held to qualify for membership in the FHLB and to be eligible to borrow funds under the FHLB’s advance programs. There is no market for FHLB common stock.

Although the FHLB is not reporting current operating difficulties, it is possible that the capital of the Federal Home Loan Bank system, including the FHLB, could be substantially diminished. This could occur with respect to an individual Federal Home Loan Bank due to the requirement that each Federal Home Loan Bank is jointly and severally liable along with the other Federal Home Loan Banks for the consolidated obligations issued through the Office of Finance, a joint office of the Federal Home Loan Banks, or due to the merger of a Federal Home Loan Bank experiencing operating difficulties into a stronger Federal Home Loan Bank. Consequently, there continues to be a risk that the Company’s investment in FHLB common stock could be deemed other-than-temporarily impaired at some time in the future, and if this occurs, it would cause the Company’s earnings and stockholders’ equity to decrease by the impairment charge.

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

Net interest income is affected by changes in market interest rates because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. In a period of rising interest rates, the interest income earned on assets, such as loans and investments, may not increase as rapidly as the interest paid on liabilities, such as deposits, causing a reduction in net interest income. In a period of declining interest rates, the interest income earned on assets may decrease more rapidly than the interest paid on liabilities; causing a reduction in net interest income.

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

Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. These ratings are inherently subjective and the receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as the Bank or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

Proposed and final regulations could restrict the Company’s ability to originate and sell loans.

The Consumer Financial Protection Bureau has issued a rule, effective January 10, 2014, designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which would otherwise hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

•	interest-only payments;

•	negative-amortization; and

•	terms of longer than 30 years.

The final rule also established general underwriting criteria for qualified mortgages, including that the consumer has a total (or “back end”) debt-to-income ratio that is less than or equal to 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower on the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The Consumer Financial Protection Bureau’s rule on qualified mortgages could limit the Company’s ability or desire to make certain types of loans or loans to certain borrowers, or could make it more costly/and or time consuming to make these loans, which could limit the Company’s growth or profitability.

In addition, the Dodd-Frank Act requires the regulatory agencies to issue regulations that require securitizers of loans to retain “not less than 5% of the credit risk for any asset that is not a qualified residential mortgage.” The regulatory agencies initially issued a proposed rule to implement this requirement in April 2011. A revised proposed rule was issued in August 2013. The Dodd-Frank Act provides that the definition of “qualified residential mortgage” can be no broader than the definition of “qualified mortgage” issued by the Consumer Financial Protection Bureau for purposes of its regulations. Although the final rule with respect to the retention of credit risk has not yet been issued, the final rule could have a significant effect on the secondary market for loans and the types of loans we originate, and restrict the Company’s ability to make loans.

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

Changes in the Company’s accounting policies or in accounting standards could materially affect how the Company reports its financial condition and results of operations.

The Company’s accounting policies are essential to understanding financial condition and results of operations of the Company. Some of these policies require the use of estimates and assumptions that may affect the value of the Company’s assets or liabilities and financial results. Some of the Company’s accounting policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain, and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If such estimates or assumptions underlying the financial statements are incorrect, the Company may experience material losses.

From time to time, the Financial Accounting Standards Board and the Securities and Exchange Commission change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of the Company’s financial statements. These changes are beyond the control of the Company, can be hard to predict and could materially affect how the Company reports its financial condition and results of operations. The Company could also be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements in material amounts.

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

The Company’s risk management framework may not be effective in mitigating risk and reducing the potential for significant losses.

The Company’s risk management framework is designed to minimize risk and loss. The Company seeks to identify, measure, monitor, report and control exposure to risk, including, but not limited to, strategic, market, liquidity, compliance and operational risks. While the Company uses a broad and diversified set of risk monitoring and mitigation techniques, these techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Recent economic conditions and heightened legislative and regulatory scrutiny of the financial services industry, among other developments, have increased the Company’s level of risk. Accordingly, the Company could suffer losses as a result of its failure to properly anticipate and manage these risks.

Historically low interest rates may adversely affect the Company’s net interest income and profitability.

The Federal Reserve Board has recently maintained interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a general matter, the Company’s interest-bearing liabilities reprice or mature more quickly than its interest-earning assets. This has resulted in increases in net interest income in the short term. The Company’s ability to lower its interest expense is limited at these interest rate levels while the average yield on its interest-earning assets may continue to decrease. The FRB has indicated its intention to maintain low interest rates for an extended period. Accordingly, the Company’s net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which may have an adverse affect on its profitability.

ITEM 1B.	Unresolved Staff Concerns

Not applicable.

ITEM 2.	Properties

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

CORPORATE HEADQUARTERS - GERMANTOWN BRANCH 20300 Seneca Meadows Parkway Germantown, MD 20876	BETHESDA 5229 River Road Bethesda, MD 20816 2/28/2021	GAITHERSBURG 201 N. Frederick Avenue Suite 100 Gaithersburg, MD 20877 11/30/2018

COLUMBIA 10840 Little Patuxent Parkway Columbia, MD 21044 2/28/2013	ROCKVILLE 451 Hungerford Drive Suite 101 Rockville, MD 20850 9/30/2020	ARUNDEL MILLS 7556 Teague Road Suite 108 Hanover, MD 21076 11/30/2021

ITEM 3.	Legal Proceedings

At June 30, 2013, the Company was not involved in any legal proceedings the outcome of which the Company believes would be material to its financial condition or results of operations.

ITEM 4.	Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market, Holder and Dividend Information. The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “OBAF.” The approximate number of holders of record of OBA Financial Services, Inc.’s common stock as of September 20, 2013 was 835. Certain shares of OBA Financial Services, Inc. are held in nominee or street name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for OBA Financial Services, Inc.’s common stock for the past two fiscal years. The following information with respect to trading prices was provided by the NASDAQ Capital Market.

Year ended June 30, 2013	High	Low	Dividends Declared
Quarter ended September 30, 2012	$15.29	$14.50	—
Quarter ended December 31, 2012	$18.25	$15.06	—
Quarter ended March 31, 2013	$19.50	$17.50	—
Quarter ended June 30, 2013	$19.00	$18.06	—

Year ended June 30, 2012	High	Low	Dividends Declared
Quarter ended September 30, 2011	$15.00	$13.50	—
Quarter ended December 31, 2011	$14.61	$13.55	—
Quarter ended March 31, 2012	$14.98	$14.00	—
Quarter ended June 30, 2012	$15.25	$14.04	—

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

(b) Sales of Unregistered Securities. Not applicable.

(c) Use of Proceeds. Not applicable.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth the information as of June 30, 2013 with respect to compensation plans (other than the Company’s employee stock ownership plan) under which equity securities of the registrant are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise prices of outstanding options, warrants and rights		Number of common stock remaining available for future issuance under stock based compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	531,103	(1)	$14.88	(2)	116,922
Equity compensation plans not approved by stockholders	N/A		N/A		N/A

Total	531,103		$14.88		116,922

(1)	Grants under the plan were issued on July 21, 2011, December 19, 2011, and March 1, 2013.
(2)	Reflects exercise price of options only.

(e) Stock Repurchases. The following table sets forth information in connection with repurchases of the Company’s shares of common stock during the periods listed. On April 29, 2013, the Board of Directors authorized the repurchase of up to approximately 210 thousand shares, or 5% of the Company’s common stock outstanding at the completion of the Company’s repurchase program approved on March 16, 2012. The repurchase authorization has no expiration date.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May yet be Purchased Under the Plans or Programs
April 1, 2013 through April 30, 2013	110,861	$18.54	110,861	146,277
May 1, 2013 through May 31, 2013	2,998	18.49	2,998	143,279
June 1, 2013 through June 30, 2013	92,000	18.50	92,000	51,279

Total	205,859	18.52	205,859	51,279

(f) Stock Performance Graph. Not applicable.

ITEM 6.	Selected Financial Data

The following selected consolidated financial and other data have been derived, in part, from the consolidated financial statements and notes appearing elsewhere in this annual report.

	At June 30,
	2013	2012	2011	2010	2009
	(in thousands)
Selected Financial Condition Data:
Total assets	$381,611	$392,086	$386,445	$374,095	$362,361
Cash and cash equivalents	16,173	31,525	37,968	36,046	33,657
Interest bearing deposits with other banks	6,692	9,490	7,058	5,072	—
Securities available for sale	37,174	34,454	35,828	29,346	25,909
Securities held to maturity	1,445	2,396	3,623	4,637	—
Federal Home Loan Bank stock, at cost	1,160	2,169	2,987	3,883	3,883
Loans receivable, net	299,803	293,206	279,620	276,098	283,459
Bank owned life insurance	9,182	8,898	8,601	8,297	5,455
Deposits	283,263	269,572	257,031	233,441	244,536
Securities sold under agreements to repurchase	8,544	16,434	15,566	20,292	18,779
Federal Home Loan Bank advances	15,623	26,997	29,618	36,834	56,400
Stockholders’ equity	71,304	75,715	80,860	80,222	38,502

	For The Years Ended June 30,
	2013	2012	2011	2010	2009
	(in thousands)
Selected Operating Data:
Interest and dividend income	$16,066	$15,908	$16,248	$16,050	$17,398
Interest expense	2,282	3,599	4,201	5,921	8,880

Net interest income	13,784	12,309	12,047	10,129	8,518
Provision for loan losses	503	1,085	739	1,278	877

Net interest and dividend income after provision for loan losses	13,281	11,224	11,308	8,851	7,641
Noninterest income, excluding net gains (losses)	738	819	876	950	878
Net gains (losses)	58	(85)	91	(1,819)	(967)
Noninterest expense	12,251	11,505	11,035	9,331	8,764

Income (loss) before income taxes	1,826	453	1,240	(1,349)	(1,212)
Income tax expense (benefit)	704	185	383	(639)	(552)

Net income (loss)	$1,122	$268	$857	$(710)	$(660)

	At or For The Years Ended June 30,
	2013	2012	2011	2010	2009
Selected Operating Data:
Performance Ratios:
Return on average assets	0.29%	0.07%	0.23%	(0.19)%	(0.19)%
Return on average equity	1.49	0.35	1.06	(1.24)	(1.70)
Interest rate spread (1)	3.68	3.35	3.36	2.82	2.21
Net interest margin (2)	3.89	3.59	3.70	3.09	2.52
Efficiency ratio (3)	81.00	87.64	85.39	84.22	93.27
Non-interest expense to average total assets	3.18	2.97	3.02	2.48	2.48
Average interest-earning assets to average interest-bearing liabilities	132.11	123.48	125.92	114.80	111.72
Average equity to average total assets	19.54	19.93	22.15	15.23	11.01
Basic earnings (loss) per share	$0.28	$0.07	$0.20	$(0.17)	na
Diluted earnings (loss) per share	$0.28	$0.07	$0.20	$(0.17)	na

Asset Quality Ratios:
Non-performing loans to total loans	0.23%	2.04%	1.88%	0.16%	0.86%
Non-performing assets to total assets	0.18	1.55	1.40	0.17	0.73
Allowance for loan losses to non-performing loans	498.28	50.20	42.44	389.46	47.46
Allowance for loan losses to total loans	1.15	1.02	0.80	0.63	0.41

Capital Ratios (bank-level only):
Total capital (to risk-weighted assets)	22.53%	23.42%	24.40%	25.54%	17.34%
Tier I capital (to risk-weighted assets)	21.34	22.29	23.49	24.69	16.84
Tier I capital (to average assets)	16.14	15.41	15.98	15.22	11.03

Other Data:
Number of full service offices	6	6	5	5	5
Full time equivalent employees	68	67	67	61	59

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Salaries and employee benefits expense consists primarily of the salaries and wages paid to employees, expenses for health care, retirement, and other employee benefits, stock based compensation, and payroll taxes

Occupancy expenses, which are fixed or variable costs associated with premises and equipment, consist primarily of lease payments, real estate taxes, depreciation charges, maintenance, and cost of utilities.

Equipment expense includes expenses and depreciation charges related to office and banking equipment.

External processing fees are paid to third parties primarily for data processing services.

Other expenses include expenses for professional services, including, but not limited to, legal, accounting, and consulting services, the early repayment of certain borrowings, advertising and marketing, charitable contributions, insurance, office supplies, postage, telephone, and other miscellaneous operating expenses.

Critical Accounting Policies and Estimates

The Notes to the Consolidated Financial Statements contain a summary of the Company’s significant accounting policies, including a discussion of recently issued accounting pronouncements. These policies, as well as, estimates made by Management, are integral to the presentation of the Company’s operations and financial condition. These accounting policies require that Management make highly difficult, complex, or subjective judgments and estimates at times regarding matters that are inherently uncertain or susceptible to change. Management has discussed these significant accounting policies, the related estimates, and its judgments with the Audit Committee of the Board. Additional information regarding these policies can be found in the Notes to the Consolidated Financial Statements.

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

Overview

Total assets decreased $10.5 million, or 2.7%, to $381.6 million at June 30, 2013 from $392.1 million at June 30, 2012. For the fiscal year ended June 30, 2013, the Company had net income of $1.1 million, or $0.28 basic and diluted earnings per share, compared to net income of $268 thousand, or $0.07 basic and diluted earnings per share, for the fiscal year ended June 30, 2012. Net interest margin, the percentage of net interest income to average interest-earning assets, increased to 3.89% for the fiscal year ended June 30, 2013 from 3.59% for the fiscal year ended June 30, 2012. Net interest income, the difference between interest income and interest expense, increased $1.5 million to $13.8 million for the fiscal year ended June 30, 2013 from $12.3 million for the fiscal year ended June 30, 2012.

Non-performing assets totaled $697 thousand, or 0.18% of total assets, at June 30, 2013, compared to $6.1 million, or 1.55% of total assets, at June 30, 2012. The Bank had $779 thousand of loans delinquent 30 days or greater at June 30, 2013, compared to $6.1 million of such delinquencies at June 30, 2012. In addition, the Bank provided $503 thousand for loan losses during the fiscal year ended June 30, 2013 compared to a provision for loan losses of $1.1 million during the fiscal year ended June 30, 2012, or a decrease of $582 thousand.

Balance Sheet Analysis

Cash and Cash Equivalents. At June 30, 2013 and 2012, the Company had $16.2 million and $31.5 million of cash and cash equivalents, respectively. The reduction in cash and cash equivalents was primarily due to an increase in loans and securities and a decrease in borrowings partially offset by an increase in total deposits.

Loans. At June 30, 2013, total loans were $303.3 million, or 79.5% of total assets, as compared to $296.2 million, or 75.6% of total assets at June 30, 2012. During the year ended June 30, 2013, the loan portfolio increased $7.0 million, or 2.4%. The increase in loans was primarily due to an increase in commercial business, commercial real estate, and construction loans partially offset by decreases in residential mortgage loans and home equity loans and lines of credit.

Loan Portfolio Composition. The following table sets forth the composition of the Company’s loan portfolio at the dates indicated.

	At June 30,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential mortgage	$80,529	26.6%	$93,266	31.5%	$97,285	34.5%	$123,452	44.5%	$151,468	53.3%
Commercial real estate	140,104	46.2	136,036	45.9	108,756	38.6	85,423	30.7	64,930	22.8
Construction	13,044	4.3	1,850	0.6	1,180	0.4	1,071	0.4	4,935	1.7
Home equity loans and lines of credit	27,598	9.1	33,110	11.2	38,785	13.8	41,655	15.0	40,812	14.3
Commercial business	42,001	13.8	31,979	10.8	35,860	12.7	26,234	9.4	22,481	7.9

Total loans	303,276	100.0%	296,241	100.0%	281,866	100.0%	277,835	100.0%	284,626	100.0%

Allowance for loan losses	(3,473)		(3,035)		(2,246)		(1,737)		(1,167)

Total loans, net	$299,803		$293,206		$279,620		$276,098		$283,459

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of the loan portfolio at the dates indicated. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	Residential Mortgage	Commercial Real Estate	Construction	Home Equity Loans and Lines of Credit	Commercial Business	Total
	(In thousands)
Due during the Years Ending June 30,
2014	$5,079	$10,964	$3,123	$506	$4,669	$24,341
2015	4,436	12,750	9,921	117	3,799	31,023
2016	4,450	20,180	—	119	3,657	28,406
2017 to 2018	8,477	41,083	—	227	5,938	55,725
2019 to 2023	16,880	44,318	—	551	2,570	64,319
2024 to 2028	14,822	6,840	—	3,460	69	25,191
2029 and beyond	26,385	3,969	—	22,618	21,299	74,271

Total	$80,529	$140,104	$13,044	$27,598	$42,001	$303,276

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at the date indicated:

	Due after June 30, 2013
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
Residential mortgages	$57,657	$17,793	$75,450
Commercial real estate	90,925	38,215	129,140
Construction	—	9,921	9,921
Home equity loans and lines of credit	1,508	25,584	27,092
Commercial business	16,950	20,382	37,332

Loans contractually due after one year	167,040	111,895	278,935
Loans contractually due one year or less	17,867	6,474	24,341

Total loans	$184,907	$118,369	$303,276

Securities. The following table sets forth the amortized cost and estimated fair value of the available for sale and held to maturity securities portfolios, excluding Federal Home Loan Bank of Atlanta common stock, at the dates indicated.

	At June 30,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Residential mortgage-backed securities	$38,426	$38,604	$35,406	$36,899	$38,170	$39,458
Trust preferred securities	41	40	70	54	117	115
Other securities	50	50	50	50	50	50

Total securities	$38,517	$38,694	$35,526	$37,003	$38,337	$39,623

The Company’s mortgage-backed securities are guaranteed by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. Total residential mortgage-backed securities increased $1.8 million to $38.6 million, or 10.1% of total assets, at June 30, 2013 from $36.9 million, or 9.4% of total assets, at June 30, 2012. The reduction in the unrealized gain in the securities portfolio as of June 30, 2013 was the result of an increase in long term market interest rates as compared to the original purchase yield of the securities.

The Company currently owns one immaterial position in an insurance company-backed pooled trust preferred security that is performing as contractually obligated.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2013 are summarized in the following table. Maturities are based on the final contractual maturity dates and do not reflect the impact of repayments or early redemptions that may occur. No tax-equivalent adjustments have been made, as the Company did not hold any tax-advantaged investment securities at June 30, 2013.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
			(Dollars in thousands)
Residential mortgage-backed securities	$—	—%	$—	—%	$5,967	3.20%	$32,459	2.56%	$38,426	$38,604	2.66%
Trust preferred securities	—	—	—	—	—	—	41	1.53	41	40	1.53
Other securities	—	—	—	—	—	—	50	—	50	50	—

Total	$—	—%	$—	—%	$5,967	3.20%	$32,550	2.55%	$38,517	$38,694	2.65%

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

During the fiscal year ended June 30, 2013, deposits increased $13.7 million, or 5.1%, to $283.3 million from $269.6 million at June 30, 2012. The increase primarily resulted from an increase in time certificates of deposit of $11.1 million and a $2.4 million increase in non-interest bearing demand accounts. The Bank issued, at historically low long-term interest rates, longer-term brokered certificates of deposit to match the interest rate risk characteristics of the commercial loan portfolios.

The following tables set forth the distribution of the average total deposit accounts by account type, for the years indicated.

	For the Fiscal Years Ended June 30,
	2013			2012			2011
	(dollars in thousands)
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Non-interest bearing	$40,306	14.8%	—%	$32,736	12.6%	—%	$25,761	11.1%	—%
Interest bearing checking	72,414	26.5	0.43	63,684	24.4	0.58	59,917	25.9	0.57
Savings and escrow	7,402	2.7	0.12	7,181	2.8	0.32	7,134	3.1	0.43
Money Market	91,237	33.4	0.44	88,355	33.9	0.76	68,145	29.5	0.79
Certificates of deposit	61,770	22.6	0.88	68,834	26.3	1.74	70,131	30.4	2.44

Total deposits	$273,129	100.0%	0.46%	$260,790	100.0%	0.87%	$231,088	100.0%	1.14%

The following table sets forth the maturities of certificates of deposit in amounts greater than or equal to $100 thousand as of the date indicated.

At June 30, 2013
(In thousands)
Three months or less	$9,866
Over three months through six months	6,848
Over six months through one year	8,814
Over one year to three years	11,928
Over three years	2,202

Total	$39,658

Borrowings. The Company’s borrowings consist primarily of advances from the Federal Home Loan Bank of Atlanta and funds borrowed from depositors; primarily small business customers under repurchase agreements. During the fiscal year ended June 30, 2013, borrowings decreased $19.3 million, or 44.4%, to $24.2 million. At June 30, 2013, Federal Home Loan Bank advances totaled $15.6 million, or 5.0% of total liabilities, and repurchase agreements totaled $8.5 million, or 2.8% of total liabilities. The Company’s sole repurchase agreement with a securities dealer matured during the fiscal year ended June 30, 2013. That matured repurchase agreement was $5.0 million and the rate was 3.23%. The Company had two long term FHLB advances, for a total of $8.0 million, mature during the fiscal year ended June 30, 2013 at an average rate of 3.06%. Also, the Company repaid $3.3 million of a longer term, $10.0 million, Federal Home Loan Bank advance, which carries a rate of 5.15%, incurring a loss of $488 thousand.

At June 30, 2013, the Company had access to additional Federal Home Loan Bank advances of up to $46.6 million. As of June 30, 2013, the Company’s available credit lines and other sources of liquidity had not been reduced compared to levels from June 30, 2012.

The following table sets forth information concerning balances and interest rates on Federal Home Loan Bank advances at the dates and for the fiscal years indicated.

	At or for the Years Ended June 30,
	2013	2012	2011
	(dollars in thousands)
Balance at end of year	$15,623	$26,997	$29,618
Average balance during the year	$22,658	$34,082	$35,845
Maximum outstanding at any month end	$29,426	$42,058	$43,166
Weighted average interest rate at end of year	4.26%	4.00%	3.90%
Weighted average interest rate during year	3.89%	3.30%	3.72%

The following table sets forth information concerning balances and interest rates on securities dealer repurchase agreements at the dates and for the years indicated.

	At or for the Years Ended June 30,
	2013	2012	2011
	(dollars in thousands)
Balance at end of year	$—	$5,000	$5,000
Average balance during the year	$3,562	$5,000	$5,000
Maximum outstanding at any month end	$5,000	$5,000	$5,000
Weighted average interest rate at end of year	—%	3.23%	3.23%
Weighted average interest rate during year	3.23%	3.23%	3.23%

The following table sets forth information concerning balances and interest rates on customer repurchase agreements at the dates and for the years indicated.

	At or for the Years Ended June 30,
	2013	2012	2011
	(dollars in thousands)
Balance at end of year	$8,544	$11,434	$10,566
Average balance during the year	$9,273	$10,196	$12,300
Maximum outstanding at any month end	$14,132	$14,291	$18,361
Weighted average interest rate at end of year	0.22%	0.20%	0.58%
Weighted average interest rate during year	0.20%	0.49%	0.68%

Stockholders’ Equity. At June 30, 2013, stockholders’ equity was $71.3 million, a decrease of $4.4 million, or 5.8%, from $75.7 million at June 30, 2012 primarily due to the Company’s share repurchase program.

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

(dollars in thousands)	For the Fiscal Years Ended June 30,
	2013			2012			2011
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans:
Residential mortgage	$87,675	$3,773	4.30%	$94,643	$4,417	4.67%	$108,174	$5,490	5.08%
Commercial real estate	135,065	7,877	5.83	115,935	7,079	6.11	100,047	6,273	6.27
Construction	4,999	245	4.90	1,170	59	5.04	1,458	73	5.01
Home equity & lines of credit	30,282	929	3.07	36,056	1,143	3.17	40,504	1,315	3.25
Commercial business	39,442	2,143	5.43	34,362	1,998	5.81	30,867	1,912	6.19

Total loans	297,463	14,967	5.03	282,166	14,696	5.21	281,050	15,063	5.36

Loans held for sale	260	9	3.46	14	1	7.14	—	—	—

Investments
Mortgage-backed securities	42,301	926	2.19	37,969	984	2.59	27,546	1,016	3.69
Trust preferred securities	57	1	1.75	103	2	1.94	128	2	1.56
Other investments & interest bearing deposits with banks	10,248	126	1.23	11,774	131	1.11	9,207	102	1.11

Total investments	52,606	1,053	2.00	49,846	1,117	2.24	36,881	1,120	3.04

Other	4,141	37	0.89	10,424	94	0.90	7,539	65	0.86

Total interest-earning assets	354,470	16,066	4.53	342,450	15,908	4.65	325,470	16,248	4.99

Allowance for loan losses	(3,269)			(2,590)			(2,078)
Cash and due from banks	14,498			28,795			22,827
Other assets	19,551			19,338			19,113

Total assets	$385,250			$387,993			$365,332

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$72,414	$309	0.43	$63,684	$369	0.58	$59,917	$342	0.57
Savings and escrow	7,402	9	0.12	7,181	23	0.32	7,134	31	0.43
Money Market	91,237	402	0.44	88,355	673	0.76	68,145	537	0.79
Certificates of deposit	61,770	546	0.88	68,834	1,197	1.74	70,131	1,713	2.44

Total interest bearing deposits	232,823	1,266	0.54	228,054	2,262	0.99	205,327	2,623	1.28

FHLB advances	22,658	882	3.89	34,082	1,126	3.30	35,845	1,333	3.72
Repurchase agreements	12,835	134	1.04	15,196	211	1.39	17,300	245	1.42

Total interest-bearing liabilities	268,316	2,282	0.85	277,332	3,599	1.30	258,472	4,201	1.63

Noninterest-bearing demand deposits	40,306			32,736			25,761
Other liabilities	1,343			600			193
Stockholders’ equity	75,285			77,325			80,906

Total liabilities and stockholders’ equity	$385,250			$387,993			$365,332

Net interest income		13,784			12,309			12,047

Net interest rate spread (1)			3.68%			3.35%			3.36%
Net interest-earning assets (2)	$86,154			$65,118			$66,998

Net interest margin (3)			3.89%			3.59%			3.70%
Average interest-earning assets to average interest-bearing liabilities	132.11%			123.48%			125.92%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

(in thousands)	2013 vs. 2012			2012 vs. 2011
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Assets:
Interest-earning assets:
Loans:
Residential mortgage	$(325)	$(319)	$(644)	$(687)	$(386)	$(1,073)
Commercial real estate	1,168	(370)	798	996	(190)	806
Construction	193	(7)	186	(14)	—	(14)
Home equity & lines of credit	(183)	(31)	(214)	(144)	(28)	(172)
Commercial business	295	(150)	145	216	(130)	86

Total loans	1,148	(877)	271	367	(734)	(367)

Loans held for sale	18	(10)	8	—	1	1

Investments
Mortgage-backed securities	112	(170)	(58)	384	(416)	(32)
Trust preferred securites	(1)	—	(1)	—	—	—
Other investments & interest bearing deposits with banks	(17)	12	(5)	28	1	29

Total investments	94	(158)	(64)	412	(415)	(3)

Other	(57)	—	(57)	25	4	29

Total interest-earning assets	1,203	(1,045)	158	804	(1,144)	(340)

Liabilities:
Interest-bearing liabilities:
Interest-bearing checking	51	(111)	(60)	22	5	27
Savings and escrow	1	(15)	(14)	—	(8)	(8)
Money Market	22	(293)	(271)	159	(23)	136
Certificates of deposit	(123)	(528)	(651)	(32)	(484)	(516)

Total interest bearing deposits	(49)	(947)	(996)	149	(510)	(361)

FHLB advances	(377)	133	(244)	(66)	(141)	(207)
Repurchase agreements	(33)	(44)	(77)	(30)	(4)	(34)

Total interest-bearing liabilities	(459)	(858)	(1,317)	53	(655)	(602)

Change in net interest income	$1,662	$(187)	$1,475	$751	$(489)	$262

Comparison of Operating Results for the Fiscal Years Ended June 30, 2013 and 2012

General. For the fiscal year ended June 30, 2013, the Company had net income of $1.1 million, or $0.28 basic and diluted earnings per share, compared to net income of $268 thousand, or $0.07 basic and diluted earnings per share, for the fiscal year ended June 30, 2012. For the fiscal year 2013, net income was positively impacted by an increase in net interest income, an increase in non-interest income and a decrease in the provision for loan losses offset by an increase in non-interest expense. Net interest income increased $1.5 million for the fiscal year ended June 30, 2013 to $13.8 million as total interest and dividend income increased and total interest expense decreased. Non-interest expense increased $746 thousand to $12.3 million for the fiscal year ended

June 30, 2013. The provision for loan losses decreased $582 thousand to $503 thousand for the year ended June 30, 2013. Non-interest income increased $62 thousand to $796 thousand for the fiscal year ended June 30, 2013.

Net Interest Income. Net interest income increased $1.5 million, or 12.0%, to $13.8 million for the fiscal year ended June 30, 2013 compared to $12.3 million for the fiscal year ended June 30, 2012. Interest expense decreased $1.3 million as continued low market interest rates allowed the Company to reduce deposit rates while maintaining a competitive position in its local market. Non-interest bearing deposits increased $2.4 million, or 6.0%, to $42.4 at June 30, 2013. The increase in deposits allowed the Company to pay off, at maturity, two higher costing FHLB borrowings and partially repay another higher costing FHLB borrowing. Interest and dividend income increased $158 thousand as interest and fees on loans increased $279 thousand. Net interest margin was 3.89% for the fiscal year ended June 30, 2013 as compared to 3.59% for fiscal year ended June 30, 2012. The Company also had two non-performing loans to not-for-profit entities pay off with full recovery on both loans during the fiscal year ended June 30, 2013.

Interest and Dividend Income. Interest and dividend income increased $158 thousand to $16.1 million for the fiscal year ended June 30, 2013 from $15.9 million for the fiscal year ended June 30, 2012. Interest income on loans increased $279 thousand to $15.0 million for the fiscal year ended June 30, 2013 from $14.7 million for the fiscal year ended June 30, 2012. The Company had two loans to not-for profit entities pay off with full recovery of principal, interest, and fees on both loans during the fiscal year ended June 30, 2013. During the fiscal year ended June 30, 2013, interest and dividend income on investments decreased $64 thousand to $1.1 million and income on fed funds sold decreased $57 thousand to $37 thousand. The decreases were the result of increased prepayments and lower reinvestment yields on investments due to lower market rates and a smaller fed funds sold position as cash balances were used to fund loan growth and reduce borrowings.

The average yield on loans decreased 18 basis points, to 5.03% for the fiscal year ended June 30, 2013 from 5.21% for the fiscal year ended June 30, 2012. Average loans increased $15.3 million, or 5.4%. Average commercial loans increased $28.0 million offset by decreases in average residential mortgage loans of $7.0 million, to $87.7 million, and in average home equity loans and lines of credit of $5.8 million, to $30.3 million, during the fiscal year ended June 30, 2013. The average balance of commercial loans increased 18.5% to $179.5 million for the fiscal year ended June 30, 2013 from $151.5 million for the fiscal year ended June 30, 2012. The reduction in the residential mortgage portfolio resulted from selling newly-originated residential mortgage loans, as well as, prepayments exceeding other originations that were held in portfolio.

The average yield on securities decreased 24 basis points to 2.00% for the fiscal year ended June 30, 2013 from 2.24% for the fiscal year ended June 30, 2012. The decrease in yield reflects the purchase of mortgage-backed securities at lower yields as market rates declined over the period. Additionally, as market rates declined, prepayment speeds on mortgage-backed securities increased causing the yield to decrease on bonds purchased at a premium.

Interest Expense. Interest expense decreased $1.3 million, or 36.6%, to $2.3 million for the fiscal year ended June 30, 2013 from $3.6 million for the fiscal year ended June 30, 2012. Continued low market interest rates allowed for the reduction of deposit expense by $996 thousand or 44.0%. The average rate paid on deposits decreased 45 basis points to 0.54% for the fiscal year ended June 30, 2013 from 0.99% for the fiscal year ended June 30, 2012. The average balance of interest bearing deposits increased $4.8 million during the fiscal year ended June 30, 2013. Average interest bearing checking deposits increased $8.7 million, or 13.7%, and average money market deposits increased $2.9 million, or 3.3%, for the fiscal year ended June 30, 2013. Average non-interest bearing demand checking accounts increased $7.6 million, or 23.1% to $40.3 million, for the fiscal year ended June 30, 2013.

Interest expense on Federal Home Loan Bank borrowings decreased $244 thousand to $882 thousand for the fiscal year ended June 30, 2013 from $1.1 million for the fiscal year ended June 30, 2012. This change resulted from an $11.4 million, or 33.5%, decrease in average outstanding borrowings for the fiscal year ended June 30, 2013. For additional information, please see the “Borrowings” section under “Balance Sheet Analysis” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Additionally, interest expense on repurchase agreements decreased $77 thousand, or 36.5%, to $134 thousand for the fiscal year ended June 30, 2013. Average repurchase agreements decreased $2.4 million, or 15.5% for the fiscal year ended June 30, 2013. The average yield on repurchase agreements decreased 35 basis points to 1.04% for the fiscal year ended June 30, 2013 from 1.39% for the fiscal year ended June 30, 2012. The decrease in FHLB borrowings reflects management’s strategy to reduce high cost borrowings facilitated primarily by the inflow of core deposits.

Provision for Loan Losses. Based on an analysis of the factors described in “Allowance for Loan Losses,” the Company recorded a provision for loan losses of $503 thousand for the fiscal year ended June 30, 2013 and a provision for loan losses of $1.1 million for fiscal year ended June 30, 2012. During the fiscal years ended June 30, 2013 and 2012, the Company had net loan charge-offs of $65 thousand and $296 thousand, respectively. Net charge-offs for the fiscal year ended June 30, 2013 and 2012 include recoveries of $4 thousand in commercial loans and $15 thousand in residential mortgage loans. The remaining partial charge-offs include two residential mortgages, one commercial loan, and one consumer loan. Total loans increased by $7.0 million to $303.3 million at June 30, 2013 from $296.2 million at June 30, 2012. Commercial business loans increased $10.1 million, or 31.5%, to $42.3 million, construction loans increased $11.2 million to $13.0 million, and commercial real estate loans increased by $4.1 million to $140.1 million at June 30, 2013 as compared to June 30, 2012. This increase was partially offset by decreases in home equity loans and lines of credit of $5.4 million, or 16.6%, to $27.3 million and residential mortgage loans of $12.7 million, or 13.7%, to $80.5 million at June 30, 2013.

Non-performing loans totaled $697 thousand at June 30, 2013 and $6.0 million at June 30, 2012. The decrease was a result of the payoff of two commercial real estate loans to not-for-profit entities in which the Company had a full recovery on both loans.

The Company’s non-performing loans to total loans ratio decreased to 0.23% from 2.04% at June 30, 2013 and 2012, respectively.

Non-performing assets totaled $697 at June 30, 2013 and $6.1 million at June 30, 2012. In addition to the above-mentioned payoff of two not-for-profit entity loans, the Company sold its lone real estate owned property during the fiscal year ended June 30, 2013. The Company’s non-performing assets to total assets ratio decreased to 0.18% from 1.55% at June 30, 2013 and 2012, respectively.

There were $157 thousand in loans delinquent less than 90 days and $622 thousand in loans delinquent 90 days or more with total delinquencies of $779 thousand at June 30, 2013. This represents a decrease in total delinquent loans of $5.3 million from June 30, 2012. Total delinquent loans were $6.1 million at June 30, 2012. Loans delinquent less than 90 days were $1.7 million and loans delinquent 90 days or more were $4.4 million at June 30, 2012.

The allowance for loan losses to total loans was 1.15% and 1.02% at June 30, 2013 and 2012, respectively. The Company has provided for all losses that are both probable and reasonably estimable at June 30, 2013 and 2012.

Non-Interest Income. The following table summarizes changes in non-interest income for the fiscal years indicated.

	For the Years Ended June 30,		Change
	2013	2012	$	%
	(In thousands)
Customer service fees	$349	$372	$(23)	(6.2)%
Loan servicing fees	(23)	28	(51)	(182.1)
Bank owned life insurance income	283	297	(14)	(4.7)
Other non-interest income	129	122	7	5.7

Non-interest income before net gains (losses)	738	819	(81)	(9.9)
Net gain on sale of loans	65	6	59	983.3
Net loss on disposal of assets	—	(26)	26	(100.0)
Write-down of other real estate property	(7)	(65)	58	(89.2)

Net gains (losses)	58	(85)	143	(168.2)

Total non-interest income	$796	$734	$62	8.4

The Company’s non-interest income increased $62 thousand for the fiscal year ended June 30, 2013 to $796 thousand from $734 thousand for fiscal year end June 30, 2012. Net gains (losses) increased $143 thousand during the year ended June 30, 2013 to $58 thousand. The Company had an increase in net gains on sale of loans of $59 thousand, to $65 thousand, for the fiscal year ended June 30, 2013. The Company sold its sole other real estate owned property. Non-interest income before net gains (losses) decreased $81 thousand, or 9.9%, to $738 thousand for the year ended June 30, 2013 as compared to $819 thousand for the year ended June 30, 2012. Loan servicing fees decreased $51 thousand from $28 thousand during the year ended June 30, 2013 as the Company accelerated the amortization of servicing rights due to the repayment of underlying residential mortgages. Customer service and loan servicing fees decreased $23 thousand and $51 thousand, respectively, for the fiscal year end June 30, 2013. Bank owned life insurance income decreased $14 thousand, to $283 thousand, for the fiscal year ended June 30, 2013.

Non-Interest Expense. The following table summarizes changes in non-interest expense at the date and years indicated.

	For the Years Ended June 30,		Change
	2013	2012	$	%
	(In thousands)
Salaries and employee benefits	$7,055	$6,726	$329	4.9%
Occupancy and equipment	1,540	1,591	(51)	(3.2)
Data processing	819	780	39	5.0
Directors’ fees	371	356	15	4.2
FDIC assessments	268	284	(16)	(5.6)
Other non-interest expense	2,198	1,768	430	24.3

Total non-interest expense	$12,251	$11,505	$746	6.5

The Company’s non-interest expense increased to $12.3 million for the fiscal year ended June 30, 2013 from $11.5 million for the fiscal year ended June 30, 2012. Other non-interest expense increased $430 thousand, to $2.2 million, for the fiscal year ended June 30, 2013 from $1.8 million for the fiscal year ended June 30, 2012. The Company partially closed a higher costing Federal Home Loan Bank borrowing during the fiscal year ended June 30, 2013. The Company completed an early repayment of $3.25 million of a $10.0 million borrowing causing a loss on repayment of $488 thousand. Salaries and employee benefits increased 4.9%, or $329 thousand, to $7.1 million in the period ended June 30, 2013 primarily due to additions to staff and higher employee benefits costs. Data processing and director’s fees increased slightly, $39 thousand and $15 thousand, respectively.

Income Tax Expense. The Company recorded income tax expense of $704 thousand for the fiscal year ended June 30, 2013, compared to income tax expense of $185 thousand for the fiscal year ended June 30, 2012. The effective tax rate for fiscal 2013 was 38.6%, while the effective tax rate for fiscal 2012 was 40.8%.

Non-performing and Problem Assets

When a residential mortgage loan or home equity line of credit is fifteen calendar days past due, a notice is mailed informing the borrower that the loan is past due. When the loan is twenty days past due, an additional notice is mailed and Company personnel attempt to achieve direct contact with the borrower as an additional reminder of the delinquency. When a loan is 30 days or more past due, a default notice is mailed and additional attempts at direct contact with the borrower are made. Company personnel attempt to determine the reason(s) for the delinquency and establish a course of action by which the borrower will bring the loan current. When the loan is 45 days past due, Company personnel investigate the issues surrounding the delinquency and repayment options and issue an additional demand letter. In addition, Management determines whether to initiate foreclosure proceedings and, if so, obtains Board approval. Foreclosure proceedings are initiated by counsel if the loan is not brought current by the end of the calendar month. Procedures for avoiding foreclosure can include restructuring the loan in a manner that provides concessions to the borrower to facilitate repayment.

Commercial business, commercial real estate, and construction loans and consumer loans are generally handled in the same manner as residential mortgage loans or home equity lines of credit.

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

Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets at the dates indicated.

	At June 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential Mortgage	$622	$891	$—	$446	$1,155
Commercial real estate	—	5,080	5,292	—	—
Construction	—	—	—	—	1,304
Home equity loans and lines of credit	75	75	—	—	—
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—

Total non-accrual loans	697	6,046	5,292	446	2,459

Loan delinquent 90 days or greater and still accruing	—	—	—	—	—

Total non-performing loans	697	6,046	5,292	446	2,459

Real estate owned:
Residential mortgage	—	40	105	193	193
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—

Total real estate owned	—	40	105	193	193

Total non-performing assets	$697	$6,086	$5,397	$639	$2,652

Ratios:
Non-performing loans to total loans	0.23%	2.04%	1.88%	0.16%	0.86%
Non-performing assets to total assets	0.18%	1.55%	1.40%	0.17%	0.73%

For the year ended June 30, 2013, gross interest income that would have been recorded had non-accruing loans been current in accordance with their original terms was $33 thousand. The Company recognized $2 thousand of interest income on such non-accruing loans on a cash basis during the fiscal year including interest recovered from prior periods.

Troubled Debt Restructurings. Loans are periodically modified to make concessions to help a borrower remain current on the loan and to avoid foreclosure. Generally, the Company does not forgive principal or interest on loans or modify the interest rate on loans to a rate that is below market rates. At June 30, 2013 and 2012, the Company had $3.5 million and $5.8 million of these modified loans, respectively. At June 30, 2013, the Company had $1.9 million in residential mortgage loans and home equity loans and lines of credit that were considered troubled debt restructures. At June 30, 2013, the Company had $1.6 million commercial real estate loans that were considered troubled debt restructures. At June 30, 2012, the Company had $1.1 million in residential mortgage loans and home equity loans and lines of credit and $4.7 million in commercial real estate loans that were considered troubled debt restructures. At June 30, 2011, the Company had $731 thousand in residential mortgage loans and home equity loans and lines of credit and $2.0 million in commercial real estate loans that were considered troubled debt restructures. At June 30, 2010, the Company had $1.9 million in residential mortgage loans and home equity loans and lines of credit and $1.5 million in commercial real estate loans that were considered troubled debt restructures. At June 30, 2009, the Company had $1.0 million in residential mortgage loans that were considered trouble debt restructures.

Delinquent Loans. The following table sets forth loan delinquencies by type and by amount at the dates indicated.

(in thousands)	Loans Delinquent For
	31-90 Days	Over 90 Days	Total
	Amount	Amount	Amount
At June 30, 2013
Real estate loans:
Residential mortgage	$—	$622	$622
Commercial real estate	82	—	82
Construction	—	—	—
Home equity loans and lines of credit	75	—	75
Commercial business	—	—	—
Consumer	—	—	—

Total loans	$157	$622	$779

At June 30, 2012
Real estate loans:
Residential mortgage	$—	$894	$894
Commercial real estate	1,520	3,560	5,080
Construction	—	—	—
Home equity loans and lines of credit	139	—	139
Commercial business	—	—	—
Consumer	—	—	—

Total loans	$1,659	$4,454	$6,113

At June 30, 2011
Real estate loans:
Residential mortgage	$—	$—	$—
Commercial real estate	327	2,094	2,421
Construction	—	—	—
Home equity loans and lines of credit	273	—	273
Commercial business	—	—	—
Consumer	—	—	—

Total loans	$600	$2,094	$2,694

At June 30, 2010
Real estate loans:
Residential mortgage	—	$446	$446
Commercial real estate	1,290	—	1,290
Construction	—	—	—
Home equity loans and lines of credit	—	—	—
Commercial business	—	—	—
Consumer	—	—	—

Total loans	$1,290	$446	$1,736

At June 30, 2009
Real estate loans:
Residential mortgage	$677	483	1,160
Commercial real estate	—	—	—
Construction	—	—	—
Home equity loans and lines of credit	—	—	—
Commercial business	—	—	—
Consumer	—	—	—

Total loans	$677	$483	$1,160

Real Estate Owned. Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired it is recorded at estimated fair value at the date of foreclosure less the cost to sell, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions. Holding costs are expensed after acquisition. At June 30, 2013, the Company has no real estate owned. At June 30, 2012 the Company had $40 thousand of real estate owned. At June 30, 2011, 2010, and 2009, the same property was held at $105 thousand, $193 thousand, and $193 thousand, respectively, in real estate owned.

Classification of Assets. Various Company policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets, or portions of assets, classified as loss are those considered uncollectible and of such little value that their continuance as an asset is not warranted. Assets that do not expose the Company to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are required to be designated as Special Mention.

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

The following table details classified assets, assets designated as special mention, and criticized assets at the dates indicated.

	At June 30,
	2013	2012
	(In thousands)
Classified assets:
Substandard	$8,249	$11,820
Doubtful	—	—
Loss	—	—

Total classified assets	8,249	11,820
Special mention	4,955	259

Total criticized assets	$13,204	$12,079

The Company had $8.2 million in loans classified as substandard at June 30, 2013 as compared to $11.8 million at June 30, 2012. At June 30, 2013, $2.1 million of the loans classified as substandard were residential mortgage or commercial real estate loans that were collateral-dependent. Management reviewed these loans for impairment on an individual loan or relationship basis.

At June 30, 2013, Management determined that 11 of the loans listed as substandard, for a total of $3.5 million, were both considered impaired and troubled debt restructures. Accordingly, a specific allowance for loan losses for these loans was provided or the loans were written down to current market value. An analysis was completed for each of the loans listed as substandard according to the methodology described in “Allowance for Loan Losses.” Based on this analysis, the Company provided specific reserves of $148 thousand for these loans.

Allowance for Loan Losses

The Company provides for loan losses based upon the consistent application of the documented allowance for loan loss methodology. All loan losses are charged to the allowance for loan losses and all recoveries are credited to the same. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in Management’s judgment, deserve current recognition in estimating probable losses. Management regularly reviews the loan portfolio and makes provisions for loan losses in order to maintain the allowance for loan losses in accordance with U.S. GAAP. The Company considers residential mortgage loans and home equity loans and lines of credit as small, homogeneous loans, which are evaluated for impairment collectively based on historical loss experience. Commercial real estate, construction, and commercial business loans are viewed individually and considered impaired if the probability exists that the Company will be unable to collect contractually obligated principal and interest cash flows. The allowance for loan losses consists primarily of three components:

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

Historically, the Company experienced limited loan losses. As the Company experiences additional loan losses, Management utilizes the Company’s historical loss experience in determining applicable portions of the allowance for loan losses. Periodically, the Company adjusts its historical loss experience to reflect current economic conditions.

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

Generally, the Company underwrites commercial real estate and residential real estate loans at a loan-to-value ratio of 75% or less. Accordingly, in the event that a loan becomes past due, Management will conduct visual inspections of collateral properties and/or review publicly available information, such as online databases, to ascertain property values. The Company may request a formal third party appraisal for various reasons including, but not limited to, age of previous appraisal, changes in market condition, and changes in borrower’s condition. For loans initially determined to be impaired loans, the Company utilizes the ascertained or appraised property value in determining the appropriate specific allowance for loan losses attributable to a loan as described above. In addition, changes in the appraised value of properties securing loans can result in an increase or decrease in the general allowance for loan losses as an adjustment to the historical loss experience due to qualitative and environmental factors, as described above.

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

The following table sets forth activity in the Company’s allowance for loan losses for the fiscal years indicated.

	At or for the Fiscal Years Ended June 30,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Balance at beginning of the year	$3,035	$2,246	$1,737	$1,167	$483
Charge-offs:
Real estate loans:
Residential mortgage	63	3	15	1	39
Commercial real estate	6	218	166	136	164
Construction	—	—	—	—	—
Home equity loans and lines of credit	—	90	79	571	—
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—

Total charge-offs	69	311	260	708	203
Recoveries:
Real estate loans:
Residential mortgage	—	15	—	—	—
Commercial real estate	4	—	—	—	—
Construction	—	—	—	—	—
Home equity loans and lines of credit	—	—	30	—	—
Commercial business	—	—	—	—	10
Consumer	—	—	—	—	—

Total recoveries	4	15	30	—	10
Net charge-offs	65	296	230	708	193
Provision	503	1,085	739	1,278	877

Balance at end of year	$3,473	$3,035	$2,246	$1,737	$1,167

Ratios:
Net charge-offs to average loans	0.02%	0.10%	0.08%	0.26%	0.07%
Allowance for loan losses to non-performing loans	498.28%	50.20%	42.44%	389.46%	47.46%
Allowance for loan losses to total loans	1.15%	1.02%	0.80%	0.63%	0.41%

For additional information with respect to the portions of the allowance for loan losses attributable to the Company’s loan classifications see “—Allocation of Allowance for Loan Losses.” For additional information with respect to non-performing loans and delinquent loans, see “—Non-performing and Problem Assets—Non-performing Assets” and “—Non-performing and Problem Assets—Delinquent Loans.”

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category.

	At June 30,
	2013		2012		2011		2010		2009
	Allowance for Loan Losses	Percent of Total Loans	Allowance for Loan Losses	Percent of Total Loans	Allowance for Loan Losses	Percent of Total Loans	Allowance for Loan Losses	Percent of Total Loans	Allowance for Loan Losses	Percent of Total Loans
	(dollars in thousands)
Real estate loans:
Residential mortgage	$847	26.6%	$773	31.5%	$528	34.5%	$449	44.5%	$185	53.3%
Commercial real estate	1,573	46.2	951	45.9	697	38.6	820	30.7	319	22.8
Construction	122	4.3	7	0.6	2	0.4	2	0.4	285	1.7
Home equity loans and lines of credit	270	9.1	393	11.2	440	13.8	175	15.0	18	14.3
Commercial business	429	13.8	670	10.8	383	12.7	127	9.4	360	7.9

Total allocated allowance	3,241	100.0	2,794	100.0	2,050	100.0	1,573	100.0	1,167	100.0
Unallocated	232	—	241	—	196	—	164	—	—	—

Total	$3,473	100.0%	$3,035	100.0%	$2,246	100.0%	$1,737	100.0%	$1,167	100.0%

The Company’s determination of the level of risk in its loan portfolios drives the amount of the provision for loan losses and, as a result, the balance of the allowance for loan losses. This risk is attributable to several factors, as discussed in “Allowance for Loan Losses.” The Company determined there is lower risk in the residential mortgage portfolio; which consists primarily of conventionally underwritten mortgages that generally conform to Fannie Mae and Freddie Mac guidelines. The Company believes its commercial real estate, commercial business, and construction loans, and home equity loans and lines of credit have greater risk than residential mortgage loans. Commercial real estate loans comprise the largest component of total loans. Commercial real estate loans increased to 46.2% of the loan portfolio at June 30, 2013 from 45.9% and 22.8% of the total loan portfolio at June 30, 2012 and 2009, respectively. Commercial business loans increased to 13.8% of total loans from 10.8% of total loans at June 30, 2012 and increased from 7.9% of total loans at June 30, 2009. Construction loans increased to 4.3% of total loans at June 30, 2013 from 0.6% of total loans at June 30, 2012 and increased from 1.7% of total loans at June 30, 2009. The increases over time in the portfolios are a continuation of Management’s strategic plan to grow the commercial loan portfolios. The allowance for loan losses associated with commercial real estate loans increased to $1.6 million at June 30, 2013 from $951 thousand and $319 thousand at June 30, 2012 and 2009, respectively, as commercial real estate loans continued to grow as a percentage of total loans. The allowance for loan losses associated with construction loans increased to $122 thousand at June 30, 2013 from $7 thousand at June 30, 2012. Home equity loans and lines of credit decreased to 9.1% from 11.2% of total loans at June 30, 2013 and 2012 respectively and the allowance allocated to home equity loans and lines of credit also decreased. During the quarter ended March 31, 2013, the Bank changed its methodology for calculating the allowance for loan losses. In accordance with U.S. GAAP the change in methodology constitutes a change in accounting estimate and, accordingly, has been accounted for on a prospective basis. In an effort to more precisely calculate the allowance for loan losses, the Company began including its own historical loan losses along with estimated industry loss percentages based on loan risk ratings. Due to the limited loss history of the Company, the inclusion of its historical losses did not have a material impact on the allowance for loan loss calculation. The primary impact of this change was on the allowance for loan losses at the loan portfolio class level.

Management of Market Risk

General. The Company’s most significant form of market risk is interest rate risk because, as a financial institution, the majority of the Company’s assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of the Company’s operations is to manage interest rate risk and limit the exposure of the net interest income to changes in market interest rates. The Company’s Board of Directors has established an Asset/Liability Management Committee (“ALCO”), which is responsible for evaluating the interest rate risk inherent in the Company’s assets and liabilities, for determining the level of risk that is appropriate, given the Company’s business strategy, operating environment, capital, liquidity, and performance objectives, and for managing this risk consistent with the guidelines approved by the Board.

Historically, the Bank operated as a traditional thrift institution. Therefore, the significant portion of the Bank’s assets consisted of longer-term, fixed rate residential mortgage loans and mortgage-backed securities, which were funded primarily with checking and savings accounts and short-term borrowings. In recent years, in an effort to decrease the Bank’s exposure to interest rate risk, the Bank sold newly originated long term (primarily 30 year), residential mortgage loans and shifted the Bank’s focus to originating commercial real estate, construction, and commercial business loans, which generally have shorter maturities than residential mortgage loans and are primarily originated with an adjustable interest rate.

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

Net Portfolio Value

The table below sets forth, as of June 30, 2013, the Bank’s internal calculation of the estimated changes in Net Portfolio Value (“NPV”), the difference between the present value of an institution’s assets and liabilities, that would result from the designated instantaneous changes in the interest rate yield curve.

Change in Interest Rates (bp) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV	Percentage Change in NPV	NPV Ratio as a Percent of Present Value of Assets (3) (4)	Increase (Decrease) in NPV Ratio as a Percent of Present Value of Assets (bp) (3) (4)
+300	$77,643	$(4,351)	(5.3)%	21.46%	0.20%
+200	79,133	(2,861)	(3.5)	21.42	0.17
+100	81,130	(864)	(1.1)	21.47	0.21
0	81,994	—	—	21.26	—
(100)	79,667	(2,327)	(2.8)	20.40	(0.86)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the difference between the present value of an institution’s assets and liabilities.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. The Bank’s primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Atlanta, borrowings from the Federal Reserve Bank of Richmond, repurchase agreements, and maturities, principal repayments, the sale of available-for-sale securities, and the Bank’s capital. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank’s ALCO, under the direction of the Company’s Chief Financial Officer, is responsible for establishing and monitoring liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of the Bank’s customers, as well as, unanticipated contingencies. Management believes that the Bank has enough sources of liquidity to satisfy short- and long-term liquidity needs as of the current fiscal year end.

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

The most liquid assets are cash and cash equivalents. The level of these assets is dependent on the operating, financing, lending, and investing activities during any given period. At June 30, 2013, cash and cash equivalents totaled $16.2 million as compared to $31.5 million at June 30, 2012.

Cash flows are derived from operating activities, investing activities, and financing activities as reported in the Company’s Consolidated Statements of Cash Flows included in the Company’s Consolidated Financial Statements.

At June 30, 2013, the Bank had $74.5 million in loan commitments outstanding. At June 30, 2013 unfunded commitments under lines of credit, including letters of credit, were $40.5 million and commitments to grant loans were $34.0 million. Certificates of deposit due within one year of June 30, 2013 totaled $38.3 million. If these deposits do not remain with the Bank, the Bank may be required to seek other sources of funds, including loan sales, brokered deposits, repurchase agreements, Federal Home Loan Bank advances, and Federal Reserve Bank borrowings. However, the Bank continues to hold cash in excess of funding needs because of continued inflows of new deposits and prepayments on longer-term, residential mortgage loans, resulting from refinancings with other financial institutions, and repayments on the Bank’s securities investments. This has enabled the Bank to lower deposit pricing and allow higher-cost FHLB borrowings to run off. Depending on market conditions, the

Bank may be required to pay higher rates on such deposits or other borrowings than it currently pays on certificates of deposit due on or before June 30, 2014. Management believes, however, based on historical experience and current market interest rates that the Bank will retain, upon maturity, a large portion of the certificates of deposit with maturities of one year or less as of June 30, 2013.

The Bank’s primary investing activities are loan originations and security purchases. During the fiscal years ended June 30, 2013 and 2012, the Bank’s originations, net of principal collections, were $7.0 million and $14.7 million of loans, respectively. During these years, the Bank also purchased $18.0 million and $10.1 million of securities, respectively. Security purchases were offset by principal collections of $14.6 million and $12.5 million, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank borrowings. The Bank experienced net increases in deposits of $13.7 million for the year ended June 30, 2013 and $12.5 million for the fiscal year ended June 30, 2012. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and the Bank’s local competition, and by other factors.

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond the Bank’s ability to generate funds internally, borrowing agreements exist with the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank of Richmond, which provide an additional source of funds. The Bank also utilizes securities sold under agreements to repurchase as another borrowing source. Federal Home Loan Bank advances decreased by $11.4 million for the fiscal year ended June 30, 2013, compared to a decrease of $2.6 million for the fiscal year ended June 30, 2012. At June 30, 2013, the Bank had the ability to borrow up to an additional $46.6 million from the Federal Home Loan Bank of Atlanta and the ability to borrow from the Federal Reserve Bank based upon pledging of securities; the Bank has less than $1.0 million in securities pledged to the Federal Reserve Discount Window. Securities sold under agreements to repurchase decreased $7.9 million for the fiscal year ended June 30, 2013, compared to an increase of $868 thousand for the fiscal year ended June 30, 2012. At June 30, 2013, the Bank had the ability to borrow a total of approximately $87.8 million from the FHLBA, the Federal Reserve Bank, and in the securities sold under the agreement to repurchase market.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2013, The Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation,” “Federal Banking Regulation,” “Capital Requirements,” and the Regulatory Matters and Capital Requirements note in the accompanying Notes to the Consolidated Financial Statements.

The Company’s initial share repurchase program was completed as of May 3, 2012, having repurchased the 462,875 shares approved in that initial program. The Company’s second share repurchase program was completed on April 17, 2013, having repurchased 208,294 shares. The Company’s Board of Directors adopted a third share repurchase program, previously disclosed in the Company’s Form 8-K filed on April 29, 2013. The Company has repurchased approximately 159,000 shares, of the approximately 210,000 shares approved in the third program, as of July 31, 2013.

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

The net proceeds from the stock offering have significantly increased the Company’s liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. The Company’s financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, the Company’s return on equity will continue to be adversely affected.

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

Contractual Obligations at June 30, 2013	One year or less	More than one year to three years	More than three years to five years	More than five years	Total
	(in thousands)
Long-term debt	$—	$3,873	$11,750	$—	$15,623
Operating leases	395	838	858	899	2,990
Certificates of deposit	38,277	20,883	12,699	—	71,859

Total	$38,672	$25,594	$25,307	$899	$90,472

Commitments to extend credit	$74,478	$—	$—	$—	$74,478

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

OBA FINANCIAL SERVICES, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

OBA Financial Services, Inc.

Germantown, Maryland

We have audited the accompanying consolidated statement of condition of OBA Financial Services, Inc. and subsidiary (the “Company”) as of June 30, 2013 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OBA Financial Services, Inc. and subsidiary at June 30, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Harrisburg, Pennsylvania

September 27, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors

OBA Financial Services, Inc.

Germantown, Maryland

We have audited the accompanying consolidated statement of condition of OBA Financial Services, Inc. and subsidiary (the “Company”) as of June 30, 2012, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OBA Financial Services, Inc. and subsidiary as of June 30, 2012, and the results of their operations and their cash flows the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Harrisburg, Pennsylvania

September 28, 2012

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Condition

(In thousands, except share data)	June 30, 2013	June 30, 2012
Assets:
Cash and due from banks	$16,006	$14,916
Federal funds sold	167	16,609

Cash and cash equivalents	16,173	31,525
Interest bearing deposits with other banks	6,692	9,490
Securities available for sale	37,174	34,454
Securities held to maturity (fair value of $1,520 and $2,549)	1,445	2,396
Federal Home Loan Bank stock, at cost	1,160	2,169
Loans held for sale	414	—
Loans	303,276	296,241
Less: allowance for loan losses	3,473	3,035

Net loans	299,803	293,206
Premises and equipment, net	5,624	6,186
Bank owned life insurance	9,182	8,898
Other assets	3,944	3,762

Total assets	$381,611	$392,086

Liabilities:
Deposits:
Noninterest-bearing	$42,422	$40,003
Interest-bearing	240,841	229,569

Total deposits	283,263	269,572
Securities sold under agreements to repurchase	8,544	16,434
Federal Home Loan Bank advances	15,623	26,997
Advance payments from borrowers for taxes and insurance	1,324	1,707
Other liabilities	1,553	1,661

Total liabilities	310,307	316,371

Stockholders’ Equity:
Preferred stock (par value $.01); authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock (par value $.01); authorized 100,000,000 shares; issued and outstanding 4,048,436 and 4,387,050 shares at June 30, 2013 and June 30, 2012, respectively	40	43
Additional paid-in capital	33,726	38,695
Unearned ESOP shares	(3,055)	(3,240)
Retained earnings	40,531	39,409
Accumulated other comprehensive income	62	808

Total stockholders’ equity	71,304	75,715

Total liabilities and stockholders’ equity	$381,611	$392,086

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Income

	Years Ended June 30,
(In thousands, except per share data)	2013	2012
Interest and Dividend Income:
Loans receivable, including fees	$14,976	$14,697
Investment securities:
Interest—taxable	1,015	1,086
Dividends	38	31
Federal funds sold	37	94

Total interest and dividend income	16,066	15,908

Interest Expense:
Deposits	1,266	2,262
Federal Home Loan Bank advances	882	1,126
Securities sold under agreements to repurchase	134	211

Total interest expense	2,282	3,599

Net interest income	13,784	12,309
Less provision for loan losses	503	1,085

Net interest income after provision for loan losses	13,281	11,224

Non-Interest Income:
Customer service fees	349	372
Loan servicing fees	(23)	28
Bank owned life insurance income	283	297
Net gains (losses)	58	(85)
Other non-interest income	129	122

Total non-interest income	796	734

Non-Interest Expense:
Salaries and employee benefits	7,055	6,726
Occupancy and equipment	1,540	1,591
Data processing	819	780
Directors’ fees	371	356
FDIC assessments	268	284
Other non-interest expense	2,198	1,768

Total non-interest expense	12,251	11,505

Income before income taxes	1,826	453
Income tax expense	704	185

Net income	$1,122	$268

Basic earnings per share	$0.28	$0.07

Diluted earnings per share	$0.28	$0.07

Basic weighted average shares outstanding	3,958,451	3,952,585

Diluted weighted average shares outstanding	3,996,588	3,971,102

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Years Ended June 30,
	2013	2012
	(In thousands)
Net income	$1,122	$268
Other comprehensive income (loss):
Net unrealized gains (losses) on available for sale securities, net of tax expense (benefit) of ($476) and $81	(746)	129

Total comprehensive income	$376	$397

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Years Ended June 30, 2013 and 2012

(In thousands, except share data)	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances, June 30, 2011	$46	$44,419	$(3,425)	$39,141	$679	$80,860
Net income				268		268
Other comprehensive income, net of tax					129	129
Purchase and retirement of 462,453 shares of Company stock	(5)	(6,665)				(6,670)
Share Based Compensation		860				860
Restricted share grant	2	(2)				—
ESOP shares committed to be released (18,515 shares)		83	185			268

Balances, June 30, 2012	$43	$38,695	$(3,240)	$39,409	$808	$75,715
Net income				1,122		1,122
Other comprehensive loss, net of tax					(746)	(746)
Purchase and retirement of 341,114 shares of Company stock	(3)	(6,061)				(6,064)
Share Based Compensation		937				937
Tax benefit of 49,485 restricted shares vesting		21				21
ESOP shares committed to be released (18,515 shares)		134	185			319

Balances, June 30, 2013	$40	$33,726	$(3,055)	$40,531	$62	$71,304

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
(in thousands)	2013	2012
Operating Activities:
Net income	$1,122	$268

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	503	1,085
Depreciation and amortization of premises and equipment	654	719
Net amortization of securities premiums and discounts	382	450
Proceeds from sales of loans held for sale	4,474	307
Originated loans held for sale	(4,823)	(301)
Net gains on sales of loans	(65)	(6)
Net loss on disposal of fixed assets	—	26
Amortization of net deferred loan costs (fees)	(82)	9
Loss on other real estate owned	7	65
Bank owned life insurance income	(283)	(297)
ESOP expense	319	268
Share-based compensation expense	937	860
Amortization of mortgage servicing rights	50	10
Amortization of brokered deposit premiums	2	13
Deferred income tax benefit	(357)	(395)
Tax benefit from vesting of restricted shares	(21)	—
Changes in other assets and liabilities, net	504	1,151

Total adjustments	2,201	3,964

Net cash provided by operating activities	3,323	4,232

Investing Activities:
Principal collections and maturities of securities available for sale	13,659	11,281
Principal collections and maturities of securities held to maturity	947	1,220
Purchases of securities available for sale	(17,979)	(10,140)
Redemption of Federal Home Loan Bank stock, net	1,009	818
Decrease (increase) in interest bearing deposits with other banks, net	2,798	(2,432)
Loan originations less principal collections, net	(7,018)	(14,680)
Purchases of premises and equipment	(92)	(646)

Net cash used in investing activities	(6,676)	(14,579)

Financing Activities:
Increase in deposits	13,691	12,541
Increase (decrease) in securities sold under agreements to repurchase	(7,890)	868
Proceeds from FHLB advances	35,400	80,000
Repayment of FHLB advances	(46,774)	(82,621)
Net decrease in advance payments from borrowers for taxes and insurance	(383)	(214)
Tax benefit from vesting of restricted shares	21	—
Purchase and retirement of Company stock	(6,064)	(6,670)

Net cash (used in) provided by financing activities	(11,999)	3,904

Decrease in cash and cash equivalents	(15,352)	(6,443)
Cash and cash equivalents at beginning of period	31,525	37,968

Cash and cash equivalents at end of period	$16,173	$31,525

Supplemental Disclosures:
Interest paid	$2,325	$3,721
Income taxes paid (refunded), net	819	(129)

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

Note 1—Organization and Nature of Operations

In December 2007, OBA Bank (“Bank”) reorganized into a three-tier mutual holding company structure. As part of the reorganization, the Bank converted from a mutual savings bank into a stock savings bank and formed OBA Bancorp, Inc., a federally chartered mid-tier stock holding company, and OBA Bancorp, MHC, a federally chartered mutual holding company. The Bank became a wholly-owned subsidiary of OBA Bancorp, Inc. and OBA Bancorp, Inc. became a wholly-owned subsidiary of OBA Bancorp, MHC.

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

The Bank is a community-oriented banking institution providing a variety of financial services to individuals and small businesses through its offices in Montgomery, Anne Arundel, and Howard Counties, Maryland. The Bank’s primary deposits are checking, money market, and time certificate accounts and its primary lending products are commercial real estate, commercial business, and construction loans, as well as, residential mortgage loans.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of OBA Financial Services, Inc. and OBA Bank (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within the Washington/Baltimore metropolitan region. The Securities note contained within the Notes to the Consolidated Financial Statements discusses the types of securities in which the Company has invested. The Credit Quality of Loans and Allowance for Loan Losses note contained within the Notes to the Consolidated Financial Statements discusses the types of lending engaged in by the Company. The Company does not have any significant concentrations in any one industry or customer.

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

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank to hold stock of its district FHLB according to a defined formula. FHLB stock represents the required investment in the common stock of the FHLB and is carried at cost. FHLB stock ownership is restricted and the stock can be sold only to the FHLB or to another member institution at its par value per share.

The Company evaluates the FHLB stock for impairment. The Company’s determination of whether this investment is impaired is based on an assessment of the ultimate recoverability of its cost rather than by recognizing temporary declines in value. The determination of whether a decline in value affects the ultimate recoverability of its cost is influenced by criteria such as, but not limited to, the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

For additional information, see the Federal Home Loan Bank stock note in the accompanying Notes to the Consolidated Financial Statements.

Loans Held for Sale

Loans held for sale are stated at the lower of aggregate cost or fair value. Net fees and costs of originating loans held for sale are deferred and are included in the basis for determining the gain or loss on sales of loans. There were $414 thousand of loans held for sale at June 30, 2013 and no loans held for sale at June 30, 2012.

Loans Receivable

The Company originates commercial real estate, commercial business, and construction loans, residential mortgage loans, and consumer loans. All loans are originated in the Company’s primary business area, the Washington/Baltimore metropolitan region. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate market and general economic conditions in this area.

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

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to income based on estimated losses. Loan losses are charged against the allowance when the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

The Company maintains the allowance for loan losses at a level considered adequate to provide for losses inherent in the loan portfolio. While the Company utilizes available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions, particularly in the Washington/Baltimore region including surrounding counties in the states of Maryland and Virginia. In addition, regulatory agencies, as an integral part of their examination process, periodically review the

Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

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

Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosures are held for sale and are initially recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by the Company and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net gains/losses from foreclosed assets.

Premises and Equipment

Land is carried at cost. Buildings, leasehold improvements, and equipment are carried at cost, less accumulated depreciation and amortization computed on the straight-line method over the estimated useful lives of the assets or the expected terms of the leases, if shorter. Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured. Estimated useful lives are 20 to 40 years for buildings, 5 to 10 years for leasehold improvements and 5 years for equipment.

Common Stock Repurchase Program

The Company adopted a common stock repurchase program in which shares repurchased reduce the amount of shares issued and outstanding. The repurchased shares may be reissued in connection with share-based compensations plans and for general corporate purposes. Under this plan, the Company approved the repurchase of a specific amount of shares without any specific expiration date. Total shares subject to repurchase under the current share repurchase program is 210,377 shares.

Share-based Compensation

The Company accounts for its Share-based compensation awards in accordance with FASB ASC Topic 718, which requires public companies to recognize compensation expense related to Share-based compensation awards in their statements of income. Compensation expense is equal to the fair value of the Share-based compensation awards on the date of the grant and is recognized over the vesting period of such awards. More information is provided in the “Share Based Compensation” note in the notes of the consolidated financial statements.

Bank Owned Life Insurance

The Company invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Company on a chosen group of employees. The Company is the owner and beneficiary of the life insurance policies, and as such, the investment is carried at the cash surrender value of the underlying policies. Income from the increase in cash surrender value of the policies is included in non-interest income in the consolidated statements of income.

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

Advertising Costs

Advertising costs are expensed as incurred. For the years ended June 30, 2013 and 2012, advertising expense was $129 thousand and $175 thousand, respectively.

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

The components of accumulated other comprehensive income and related tax effects are as follows:

	June 30,
	2013	2012
	(In thousands)
Net unrealized gains on available for sale securities	$102	$1,324
Tax effect	40	516

Total	$62	$808

Subsequent Events

In accordance with FASB ASC Topic 855, the Company evaluated the events and transactions that occurred after the statement of position date of June 30, 2013 through the date these consolidated statements were issued.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that have had or are expected to have a material impact to the Company’s consolidated financial statements that have not been previously disclosed.

Reclassifications

Certain amounts in the 2012 financial statements have been reclassified to conform with the 2013 presentation. Such reclassifications had no impact on net income.

Note 3—Restrictions on Cash and Amounts Due From Banks

The Company is required to maintain average reserve balances on hand or with the Federal Reserve Bank. At June 30, 2013 and 2012, these reserve balances amounted to $5.6 million and $5.5 million, respectively.

Note 4—Federal Home Loan Bank Stock

The FHLB, during the years ended 2008, 2009, and 2010, experienced higher levels of OTTI in its investment portfolio, primarily on private label mortgage-backed securities, which had adversely impacted its operating results and capital and raised concerns about whether its capital levels could be reduced below regulatory requirements.

As of June 30, 2013, the FHLB was in compliance with all of its regulatory capital requirements. The Company believes the FHLB’s operating results and capital levels will continue to improve as conditions in the housing industry and economy improve. In addition, the Company believes that the FHLB has met all payment commitments required by law or regulation and that there has been no significant legislative and regulatory changes impacting its customer base.

The Company has the intent and ability to hold the FHLB stock for the amount of time necessary to recover its investment and, based on its evaluation, there was no impairment recorded on FHLB stock in 2013 or 2012.

Note 5—Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2013
Securities available for sale:
Debt Securities:
Residential mortgage-backed securities (1)	$36,981	$616	$(513)	$37,084
Trust preferred securities	41	—	(1)	40

Total debt securities available for sale	37,022	616	(514)	37,124
Equity Securities	50	—	—	50

Total securities available for sale	37,072	616	(514)	37,174

Securities held to maturity:
Debt Securities:
Residential mortgage-backed securities (1)	1,445	75	—	1,520

Total debt securities held to maturity	1,445	75	—	1,520

Total investment securities	$38,517	$691	$(514)	$38,694

June 30, 2012
Securities available for sale:
Debt Securities:
Residential mortgage-backed securities (1)	$33,010	$1,340	$—	$34,350
Trust preferred securities	70	—	(16)	54

Total debt securities available for sale	33,080	1,340	(16)	34,404
Equity Securities	50	—	—	50

Total securities available for sale	33,130	1,340	(16)	34,454

Securities held to maturity:
Debt Securities:
Residential mortgage-backed securities (1)	2,396	153	—	2,549

Total debt securities held to maturity	2,396	153	—	2,549

Total investment securities	$35,526	$1,493	$(16)	$37,003

(1)	Residential mortgage-backed securities are guaranteed by Federal National Mortgage Association, Federal Home Loan Mortgage Corporation or Government National Mortgage Association.

The amortized cost and fair value of debt securities by contractual payment dates at June 30, 2013 follows:

	Available for sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due after ten years	$41	$40	$—	$—
Residential mortgage-backed securities	36,981	37,084	1,445	1,520

Total	$37,022	$37,124	$1,445	$1,520

Residential mortgage-backed securities have been aggregated as they have no single maturity date.

At June 30, 2013 and 2012, the carrying amount of securities pledged to secure repurchase agreements was $12.5 million and $20.8 million, respectively.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows for the dates indicated:

	Less than 12 Months		12 Months or More		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2013
Residential mortgage-backed securities	$513	$18,870	$—	$—	$513	$18,870
Trust preferred security	1	40	—	—	1	40

Total	$514	$18,910	$—	$—	$514	$18,910

June 30, 2012
Residential mortgage-backed securities	$—	$—	$—	$—	$—	$—
Trust preferred security	—	—	16	54	16	54

Total	$—	$—	$16	$54	$16	$54

At June 30, 2013, the Company’s sole trust preferred security is a variable rate pool of trust preferred securities issued by insurance companies or their holding companies. This position and the related unrealized loss in the trust preferred security is not material to the Company’s consolidated financial position or results of operations. The decline in the fair value of this security has been caused by collateral deterioration due to failures and credit concerns across the financial services sector, the widening of credit spreads for asset-backed securities, and general illiquidity and, as a result, inactivity in the market for these securities. The unrealized loss in the table above was not recognized in income as the Company believes the present value of expected cash flows is sufficient to recover the entire amortized cost basis of the trust preferred security. The decline in the fair value of the Company’s residential mortgage-backed securities and resultant unrealized loss at June 30, 2013 is the result of an increase in market rates of interest. The unrealized loss in the table above was not recognized in income as the Company believes the present value of expected cash flows is sufficient to recover the entire amortized cost basis of the residential mortgage-backed securities.

Note 6—Credit Quality of Loans and Allowance for Loan Losses

A summary of the balances of loans receivable follows:

	June 30,
	2013	2012
	(In thousands)
Commercial business	$42,321	$32,183
Commercial real estate	140,104	136,036
Construction	13,044	1,850
Residential mortgages	80,529	93,266
Home equity loans and lines of credit	27,336	32,765

Loans	303,334	296,100
Net deferred commercial loan fees	(320)	(204)
Net deferred home equity costs	262	345

Loans net of deferred (fees) costs	303,276	296,241
Allowance for loan losses	(3,473)	(3,035)

Total loans, net	$299,803	$293,206

Various Company policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets, or portions of assets, classified as losses are those considered uncollectible and of such little value that their continuance as an asset is not warranted. Assets that do not expose the Company to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are designated as Special Mention.

The Company maintains an allowance for loan losses at an amount estimated to equal all credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the statement of condition date. The Company’s determination as to the classification of assets is subject to review by the Company’s principal federal regulator. The Company regularly reviews the loan portfolio to determine whether any assets require classification in accordance with applicable regulations.

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

The following table presents the classes of the loan portfolio summarized by loan rating within the Company’s internal risk rating system as of the date listed:

As of June 30, 2013	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial business	$38,149	$3,302	$870	$—	$42,321
Commercial real estate	133,711	1,578	4,815	—	140,104
Construction	13,044	—	—	—	13,044
Residential mortgage	78,393	—	2,136	—	80,529
Home equity loans and lines of credit	26,833	75	428	—	27,336

Total	$290,130	$4,955	$8,249	$—	$303,334

As of June 30, 2012	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial business	$28,785	$—	$3,398	$—	$32,183
Commercial real estate	129,409	184	6,443	—	136,036
Construction	1,850	—	—	—	1,850
Residential mortgage	91,320	—	1,946	—	93,266
Home equity loans and lines of credit	32,657	75	33	—	32,765

Total	$284,021	$259	$11,820	$—	$296,100

The performance and credit quality of the loan portfolio is also monitored by the analyzing of the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due and non-accrual status as of the date listed:

As of June 30, 2013	31-60 Days Past Due	61-90 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Non-Accrual Loans
(In thousands)
Commercial business	$—	$—	$—	$—	$42,321	$42,321	$—
Commercial real estate	82	—	—	82	140,022	140,104	—
Construction	—	—	—	—	13,044	13,044	—
Residential mortgage	—	—	622	622	79,907	80,529	622
Home equity loans and lines of credit	75	—	—	75	27,261	27,336	75

Total	$157	$—	$622	$779	$302,555	$303,334	$697

As of June 30, 2012	31-60 Days Past Due	61-90 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Non-Accrual Loans
(In thousands)
Commercial business	$—	$—	$—	$—	$32,183	$32,183	$—
Commercial real estate	1,520	—	3,560	5,080	130,956	136,036	5,080
Construction	—	—	—	—	1,850	1,850	—
Residential mortgage	—	—	894	894	92,372	93,266	891
Home equity loans and lines of credit	139	—	—	139	32,626	32,765	75

Total	$1,659	$—	$4,454	$6,113	$289,987	$296,100	$6,046

The Company had no loans greater than 90 days past due on which interest was still accruing as of June 30, 2013 and 2012. Interest recognized using the cash basis on nonaccrual loans during the years ended June 30, 2013 and 2012 was $2 thousand and $338 thousand, respectively. Interest of $33 thousand and $108 thousand was not recognized as interest income due to non-accrual status of loans during the years ended June 30, 2013 and 2012, respectively, exclusive of loans with interest recovered from prior periods.

During the quarter ended March 31, 2013, the Bank changed its methodology for calculating the allowance for loan losses. In accordance with U.S. GAAP the change in methodology constitutes a change in accounting estimate and accordingly, has been accounted for on a prospective basis. In an effort to more precisely calculate the allowance for loan losses, the Company began including its own historical loan losses along with estimated industry loss percentages based on loan risk ratings. Due to the limited loss history of the Company, the inclusion of its historical losses did not have a material impact on the allowance for loan loss calculation. The primary impact of this change was on the allowance for loan losses at the loan portfolio class level.

A summary analysis of the allowance for loan losses follows:

	Years Ended June 30,
	2013	2012
	(In thousands)
Balance at beginning of year	$3,035	$2,246
Provision for loan losses	503	1,085
Charged-offs	(69)	(311)
Recoveries	4	15

Balance at end of year	$3,473	$3,035

The following tables set forth the activity in and allocation of the allowance for loan losses by loan portfolio class as of and for the periods listed.

For the year ended June 30, 2013	Commercial business	Commercial real estate	Construction	Residential mortgage	Home equity loans and lines of credit	Unallocated	Total loans
(In thousands)
Allowance for loan losses:
Beginning Balance	$670	$951	$7	$773	$393	$241	$3,035
Charge-offs	—	(6)	—	(63)	—	—	(69)
Recoveries	—	4	—	—	—	—	4
Provisions	(241)	624	115	137	(123)	(9)	503

Ending balance	$429	$1,573	$122	$847	$270	$232	$3,473

For the year ended June 30, 2012	Commercial business	Commercial real estate	Construction	Residential mortgage	Home equity loans and lines of credit	Unallocated	Total loans
(In thousands)
Allowance for loan losses:
Beginning Balance	$383	$706	$2	$528	$440	$187	$2,246
Charge-offs	—	(218)	—	(3)	(90)	—	(311)
Recoveries	—	—	—	15	—	—	15
Provisions	287	463	5	233	43	54	1,085

Ending balance	$670	$951	$7	$773	$393	$241	$3,035

As of June 30, 2013	Commercial business	Commercial real estate	Construction	Residential mortgage	Home equity loans and lines of credit	Unallocated	Total loans
(In thousands)
Allowance for Loan Losses:
Ending allowance balance related to loans:
Individually evaluated for impairment	$—	$—	$—	$148	$—	$—	$148
Collectively evaluated for impairment	429	1,573	122	699	270	232	3,325

Total ending allowance balance	$429	$1,573	$122	$847	$270	$232	$3,473

Loans:
Ending loan balance
Individually evaluated for impairment	$121	$1,329	$—	$1,515	$428		$3,393
Collectively evaluated for impairment	42,200	138,775	13,044	79,014	26,908		299,941

Total ending loan balance	$42,321	$140,104	$13,044	$80,529	$27,336		$303,334

As of June 30, 2012	Commercial business	Commercial real estate	Construction	Residential mortgage	Home equity loans and lines of credit	Unallocated	Total loans
(In thousands)
Allowance for Loan Losses:
Ending allowance balance related to loans:
Individually evaluated for impairment	$—	$—	$—	$150	$—	$—	$150
Collectively evaluated for impairment	670	951	7	623	393	241	2,885

Total ending allowance balance	$670	$951	$7	$773	$393	$241	$3,035

Loans:
Ending loan balance
Individually evaluated for impairment	$9	$6,442	$—	$1,434	$33		$7,918
Collectively evaluated for impairment	32,174	129,594	1,850	91,832	32,732		288,182

Total ending loan balance	$32,183	$136,036	$1,850	$93,266	$32,765		$296,100

The following table summarizes information in regards to impaired loans by loan portfolio class for the period listed:

	As of the end of the period			For the year ended
As of June 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
With No Related Allowance Recorded:
Commercial business	$121	$121	$—	$65	$—
Commercial real estate	1,329	1,418	—	3,886	—
Residential mortgage	551	551	—	542	33
Home equity loans and lines of credit	428	428	—	230	—

Total with no allowance recorded	$2,429	$2,518	$—	$4,723	$33

With an Allowance Recorded:
Commercial business	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	72
Residential mortgage	964	964	148	895	13
Home equity loans and lines of credit	—	—	—	—	2

Total with allowance recorded	$964	$964	$148	$895	$87

Total:
Commercial business	$121	$121	$—	$65	$—
Commercial real estate	1,329	1,418	—	3,886	72
Residential mortgage	1,515	1,515	148	1,437	46
Home equity loans and lines of credit	428	428	—	230	2

Total	$3,393	$3,482	$148	$5,618	$120

	As of the end of the period			For the year ended
As of June 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
With No Related Allowance Recorded:
Commercial business	$9	$9	$—	$4	$—
Commercial real estate	6,442	6,532	—	6,807	380
Residential mortgage	458	461	—	229	10
Home equity loans and lines of credit	33	33	—	17	1

Total with no allowance recorded	$6,942	$7,035	$—	$7,057	$391

With an Allowance Recorded:
Commercial business	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Residential mortgage	976	976	150	792	28
Home equity loans and lines of credit	—	—	—	—	—

Total with allowance recorded	$976	$976	$150	$792	$28

Total:
Commercial business	$9	$9	$—	$4	$—
Commercial real estate	6,442	6,532	—	6,807	380
Residential mortgage	1,434	1,437	150	1,021	38
Home equity loans and lines of credit	33	33	—	17	1

Total	$7,918	$8,011	$150	$7,849	$419

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

The following table reflects information regarding the Company’s TDRs for the periods indicated below:

For the year ended June 30, 2013	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
(In thousands)
Troubled Debt Restructurings
Commercial business	—	$—	$—
Commercial real estate	—	—	—
Residential mortgage	1	477	476
Home equity loans and lines of credit	1	396	396

Total Troubled Debt Restructurings	2	$873	$872

For the year ended June 30, 2012	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
(In thousands)
Troubled Debt Restructurings
Commercial business	1	$104	$9
Commercial real estate	1	3,199	3,259
Residential mortgage	2	359	360
Home equity loans and lines of credit	—	—	—

Total Troubled Debt Restructurings	4	$3,662	$3,628

During the years ended June 30, 2013 and 2012, no loans previously classified as TDRs subsequently defaulted.

Note 7—Servicing

Loans serviced for others are not included in the accompanying statement of condition. The unpaid principal balances of loans serviced for others were $7.9 million and $11.5 million at June 30, 2013 and 2012, respectively. Loan servicing fees decreased during the year ended June 30, 2013 as the Company accelerated the amortization of servicing rights due to the repayment of underlying residential mortgages. Advances from borrowers for taxes and insurance related to loans serviced for others amounted to $259 thousand and $354 thousand, respectively, at June 30, 2013 and 2012.

The following summarizes the activity pertaining to mortgage servicing rights:

	Years Ended June 30,
	2013	2012
	(In thousands)
Balance at beginning of year	$78	$88
Amounts capitalized on loans sold	—	—
Amortization	(50)	(10)

Balance at end of year	$28	$78

At June 30, 2013 and 2012, the Company had no valuation allowances related to mortgage servicing rights.

Note 8—Premises and Equipment

A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

	June 30,
	2013	2012
	(In thousands)
Premises:
Land	$971	$971
Office buildings	5,564	5,564
Leasehold improvements	1,510	1,510
Equipment	2,091	1,995
Leasehold improvements and equipment in process	—	4

Total premises and equipment	10,136	10,044
Accumulated depreciation and amortization	(4,512)	(3,858)

Total premises and equipment, net	$5,624	$6,186

Pursuant to the terms of non-cancelable lease agreements in effect at June 30, 2013, pertaining to premises and equipment, future minimum rent commitments under various operating leases are as follows (in thousands):

2014	$395
2015	413
2016	425
2017	438
2018	420
Thereafter	899

Total	$2,990

The leases contain options to extend for a period of five years. The cost of such rentals is not included above. Total rent expense for the years ended June 30, 2013 and 2012 amounted to $373 thousand and $299 thousand, respectively.

The Company leases portions of its Germantown, Maryland office building to unrelated parties. Future minimum rental income for these non-cancelable leases in effect at June 30, 2013 is as follows (in thousands):

2014	$159
2015	101
2016	105
2017	62
2018	48
Thereafter	136

Total	$611

Rental income from the leases for the years ended June 30, 2013 and 2012 was $125 thousand and $116 thousand, respectively.

Note 9—Deposits

Deposits were comprised of the following:

	June 30,
	2013	2012
	(In thousands)
Non-interest bearing demand	$42,422	$40,003
Interest bearing checking	71,268	72,160
Money Market	91,281	90,412
Savings and escrow	6,433	6,208
Time certificates of deposit	71,859	60,789

Total deposits	$283,263	$269,572

The aggregate amount of time certificates of deposit in denominations of $100 thousand or more at June 30, 2013 and 2012 was $39.7 million and $41.4 million, respectively.

The scheduled maturities of time deposits are as follows (in thousands):

Years ending June 30:
2014	$38,277
2015	10,082
2016	10,801
2017	4,236
2018	8,463

Total	$71,859

A summary of interest expense on deposits is as follows:

	Years Ended June 30,
	2013	2012
	(In thousands)
Interest bearing checking	$309	$369
Money Market	402	673
Savings and escrow	9	23
Time certificates of deposit	546	1,197

Total	$1,266	$2,262

Note 10—Federal Home Loan Bank Advances

The Company has a secured credit facility with the FHLB, with a maximum borrowing limit of 35% of the Bank’s total assets, as determined on a quarterly basis. The maximum borrowing availability is also limited to 70% of the unpaid principal balance of qualifying residential mortgage loans. The FHLB has a blanket floating lien on the Company’s residential mortgage loan portfolio and FHLB stock as collateral for the outstanding advances.

The contractual maturities of advances are as follows (in thousands):

Years ending June 30:
2014	$—
2015	3,873
2016	—
2017	11,750
2018	—
Thereafter	—

Total	$15,623

At June 30, 2013 and 2012, interest rates on advances ranged from 0.83% to 5.15%. At June 30, 2013 and 2012, the weighted average interest rate on advances was 4.26% and 4.00%, respectively. At June 30, 2013, the Company had available additional unused Federal Home Loan Bank advances of approximately $46.6 million.

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

At June 30, 2012, the Company had one term repurchase agreement in the amount of $5.0 million. The repurchase agreement matured on March 17, 2013. At June 30, 2012, the interest rate in effect was 3.23%.

The remaining repurchase agreements, primarily with Bank customers, generally mature within one business day from the transaction date and have a weighted average interest rate of 0.22% and 0.20% at June 30, 2013 and 2012, respectively.

The total balance of repurchase agreements at June 30, 2013 and 2012 was $8.5 million and $16.4 million, respectively. The average balance of repurchase agreements at June 30, 2013 and 2012 was $12.8 million and $15.2 million, respectively. The maximum balance of repurchase agreements at any month end for the years ended June 30, 2013 and 2012 is $19.1 million and $19.3 million respectively.

Note 12—Income Taxes

Income tax expense consisted of the following components:

	Years Ended June 30,
	2013	2012
	(In thousands)
Federal:
Current	$852	$420
Deferred benefit	(295)	(274)

Total Federal	557	146

State:
Current	209	160
Deferred benefit	(62)	(121)

Total State	147	39

Total income tax expense	$704	$185

A reconciliation of the statutory income tax at a rate of 34% to the income tax expense included in the consolidated statements of income is as follows:

	Years Ended June 30,
	2013	2012
Federal income tax	34.0%	34.0%
Bank owned life insurance income	(5.3)	(22.3)
Stock options	2.3	8.9
ESOP expense	2.5	6.7
State tax, net of federal tax effect	5.3	5.6
Other	(0.2)	7.9

Effective income tax rate	38.6%	40.8%

The components of the net deferred tax asset are as follows:

	June 30,
	2013	2012
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$1,356	$1,184
Restricted stock	288	266
Other	133	148

Total deferred tax assets	1,777	1,598

Deferred tax liabilities:
Unrealized gains on available for sale securities	(40)	(516)
Depreciation	(267)	(403)
Other	(64)	(106)

Total deferred tax liabilities	(371)	(1,025)

Net deferred tax asset	$1,406	$573

In assessing whether the Company will be able to realize the deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not the benefits of these deductible differences will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. There was no valuation allowance for deferred tax assets as of June 30, 2013 and 2012.

As of June 30, 2013, the Company did not have any uncertain tax positions. Interest and penalties associated with tax liabilities would be classified as additional income taxes in the consolidated statement of income. As of June 30, 2013, tax years ended June 30, 2010 through June 30, 2013 remain open and are subject to Federal and State taxing authority examination.

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

The following financial instruments were outstanding whose contractual amounts represent credit risk:

	June 30,
	2013	2012
	(In thousands)
Commitments to grant loans	$33,977	$20,871
Unfunded commitments under lines of credit	39,664	46,082
Letters of credit	837	548

Total	$74,478	$67,501

Fixed and variable rate commitments to grant loans were $17.5 million and $16.5 million, respectively, at June 30, 2013.

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

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and similar transactions. The terms of the letters of credit vary and may have renewal features. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company holds collateral supporting those commitments for which collateral is deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability at June 30, 2013 and 2012 for guarantees under letters of credit issued is not material.

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

Based on the Bank’s retained net income, at June 30, 2013, the Bank’s retained earnings available for the payment of dividends was $2.3 million. Funds available for loans or advances amounted to approximately $6.6 million at June 30, 2013.

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

OBA Financial Services, Inc. ability to pay dividends generally is dependent on the Bank’s ability to pay dividends to OBA Financial Services, Inc.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk weighted assets, core capital to adjusted tangible assets and tangible capital to tangible assets. Management believes, as of June 30, 2013, the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2013, the most recent notification from the Bank’s regulators categorized the Bank as Well Capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios at the dates listed are presented in the table below.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2013:
Total capital (to risk weighted assets)	$65,654	22.53%	$23,310	8.00%	$29,137	10.00%
Tier 1 capital (to risk weighted assets)	62,181	21.34	11,655	4.00	17,482	6.00
Core capital (to adjusted tangible assets)	62,181	16.30	15,261	4.00	19,076	5.00
Tangible capital (to adjusted tangible assets)	62,181	16.30	7,630	2.00	NA	NA
As of June 30, 2012:
Total capital (to risk weighted assets)	$62,809	23.42%	$21,455	8.00%	$26,819	10.00%
Tier 1 capital (to risk weighted assets)	59,774	22.29	10,728	4.00	16,091	6.00
Core capital (to adjusted tangible assets)	59,774	15.30	15,630	4.00	19,538	5.00
Tangible capital (to adjusted tangible assets)	59,774	15.30	7,815	2.00	NA	NA

The following table presents a reconciliation of the Company’s consolidated equity as determined using U.S. GAAP and the Bank’s regulatory capital amounts at the dates listed:

	June 30,
	2013	2012
	(In thousands)
Consolidated GAAP equity	$71,304	$75,715
Consolidated equity in excess of Bank equity	(9,061)	(15,133)

Bank GAAP equity	62,243	60,582
Accumulated other comprehensive income, net of tax	(62)	(808)
Intangible asset	—	—

Tangible capital, core capital and Tier I risk-based capital	62,181	59,774
Allowance for loan losses	3,473	3,035

Total risk-based capital	$65,654	$62,809

Note 16—Related Party Transactions

In the ordinary course of business, the Company has granted loans to executive officers and directors and their affiliates amounting to $96 thousand and $131 thousand at June 30, 2013 and 2012, respectively. During the year ended June 30, 2013, there were principal additions of $65 thousand and total principal payments of $100 thousand.

Deposits from related parties held by the Company at June 30, 2013 and 2012 amounted to $703 thousand and $686 thousand, respectively.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at the dates listed are as follows:

(In thousands)		(Level 1)
Description	June 30, 2013	Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Residential mortgage-backed securities (1)	$37,084	$—	$37,084	$—
Trust preferred securities	40	—	—	40
Equity securities	50	—	50	—

Securities available for sale	$37,174	$—	$37,134	$40

Description	June 30, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Residential mortgage-backed securities (1)	$34,350	$—	$34,350	$—
Trust preferred securities	54	—	—	54
Equity securities	50	—	50	—

Securities available for sale	$34,454	$—	$34,400	$54

(1)	Residential mortgage-backed securities are guaranteed by Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at the dates listed:

	For the Years Ended June 30,
(In thousands)	2013	2012
Beginning balance	$54	$115
Principal repayments	(29)	(47)
Unrealized gains (losses) included in other comprehensive income	15	(14)

Ending balance	$40	$54

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at the dates listed are as follows:

(In thousands)		(Level 1)
Description	June 30, 2013	Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$816	$—	$—	$816

Real estate owned	$—	$—	$—	$—

Description	June 30, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$826	$—	$—	$826

Real estate owned	$40	$—	$—	$40

The methods and assumptions used to estimate the fair values included in the above tables are included in the disclosures that follow.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain Company assets and liabilities at June 30, 2013 and 2012:

Cash and Cash Equivalents (Carried at Cost)

The carrying amounts of cash and short-term instruments approximate fair value.

Interest-Bearing Deposits in Banks (Carried at Cost)

The carrying amounts of interest-bearing deposits approximate fair value based on the short term nature of the assets.

Securities Available for Sale (Carried at Fair Value)

The fair values of securities available for sale, excluding trust preferred securities, are determined by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other things.

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

Loans Receivable (Generally carried at Cost)

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

Loans Held for Sale (Carried at lower of cost or market)

The fair values of loans are estimated using discounted cash flow analyses, using market rates at the statement of condition date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Net fees and costs of originating loans held for sale are deferred and are included in the basis for determining the gain or loss on sales of loans held for sale.

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

Mortgage Servicing Rights (Carried at Lower of Cost or Fair Value)

At origination, the Company estimates the fair value of mortgage servicing rights at 1% of the principal balances of loans sold and amortizes that amount over the estimated period of servicing revenues or charges the entire amount to income upon prepayment of the related loan. Due to the small size of the balance of mortgage servicing rights at June 30, 2013 and 2012, the Company determined that the carrying amounts of mortgage servicing rights approximate fair value.

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

Quantitative information about Level 3 Fair Value Measurement at date listed is included in the table below:

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands) As of June 30, 2013	Fair Value Estimate	Valuation Techniques	Unobservable Inputs	Estimated Range (weighted average)
Impaired loans	$816	Appraisal of collateral	Appraisal adjustments	0.0% to -25.0% (-6.5%)
			Liquidation expenses	-3.0% to -5.0% (3.3%)

Real estate owed	—	Appraisal of property	Appraisal adjustments	NA
			Liquidation expenses

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands) As of June 30, 2012	Fair Value Estimate	Valuation Techniques	Unobservable Inputs	Estimated Range (weighted average)
Impaired loans	$826	Appraisal of collateral	Appraisal adjustments	0.0% to -25.0% (-6.5%)
			Liquidation expenses	-3.0% to -5.0% (3.3%)

Real estate owed	40	Appraisal of property	Appraisal adjustments	0.0% to -25.0% (0.0%)
			Liquidation expenses	-3.0% to -5.0% (4.0%)

The estimated fair values of the Company’s financial instruments were as follows at the dates listed:

			Fair Value Hierarchy at June 30, 2013
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$16,173	$16,173	$16,173	$—	$—
Interest bearing deposits with other banks	6,692	6,692	6,692	—	—
Securities available for sale	37,174	37,174	—	37,134	40
Securities held to maturity	1,445	1,520	—	1,520	—
Federal Home Loan Bank stock	1,160	1,160	—	1,160	—
Loans held for sale	414	414			414
Loans receivable, net	299,803	303,770	—	—	303,770
Accrued interest receivable	1,111	1,111	—	1,111	—
Mortgage servicing rights	28	28	—	—	28

Financial liabilities:
Deposits	283,263	275,592	203,781	71,811	—
Securities sold under agreements to repurchase	8,544	8,543	—	8,543	—
Federal Home Loan Bank Advances	15,623	17,223	—	17,223	—
Accrued interest payable	111	111	—	111	—

Off-Balance sheet financial instruments	—	—	—	—	—

			Fair Value Hierarchy at June 30, 2012
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$31,525	$31,525	$31,525	$—	$—
Interest bearing deposits with other banks	9,490	9,490	9,490	—	—
Securities available for sale	34,454	34,454	—	34,400	54
Securities held to maturity	2,396	2,549	—	2,549	—
Federal Home Loan Bank stock	2,169	2,169	—	2,169	—
Loans held for sale	—	—			—
Loans receivable, net	293,206	299,307	—	—	299,307
Accrued interest receivable	1,039	1,039	—	1,039	—
Mortgage servicing rights	78	78	—	—	78

Financial liabilities:
Deposits	269,572	269,459	208,271	61,188	—
Securities sold under agreements to repurchase	16,434	16,543	—	16,543	—
Federal Home Loan Bank Advances	26,997	29,758	—	29,758	—
Accrued interest payable	154	154	—	154	—

Off-Balance sheet financial instruments	—	—	—	—	—

Note 18—Employee Benefit Plan

The Company has a 401(k) Plan in which substantially all employees participate. Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 3% of all eligible employees’ compensation under the Plan’s safe harbor provisions. The Company may also make additional discretionary contributions up to 15% of an employee’s annual compensation. Company contributions vest to the employee over a five-year period. Company contributions are reduced by any forfeitures. For the years ended June 30, 2013 and 2012, expense attributable to the Plan amounted to $128 thousand and $128 thousand, respectively.

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. Total ESOP shares may be reduced as a result of employees leaving the Company; shares that have previously been released to those exiting employees may be removed from the plan and transferred to that employee. As shares are committed to be released from the suspense account, the Bank reports compensation expense based on the average fair value of shares committed to be released with a corresponding credit to stockholders’ equity. Compensation expense recognized for the fiscal years ended June 30, 2013 and 2012 was $319 thousand and $268 thousand, respectively.

Shares held by the ESOP trust at the dates listed were as follows:

	June 30,
	2013	2012
Allocated shares	63,203	45,170
Unallocated shares	305,497	324,012

Total ESOP shares	368,700	369,182

Fair value of unallocated shares, in thousands	$5,633	$4,812

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan are authorized but unissued shares. The maximum number of shares authorized under the plan is 648,025. Total share-based compensation expense for the fiscal years ended June 30, 2013 and 2012 was $937 thousand and $860 thousand, respectively.

Stock Options

The tables below present the stock option activity for the years ended June 30 2013 and 2012:

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at June 30, 2011	—	$—
Granted	272,150	14.79
Exercised	—	—
Forfeited	—	—
Expired	—	—

Options outstanding at June 30, 2012	272,150	$14.79	9.08
Granted	9,000	18.75
Exercised	—	—
Forfeited	—	—
Expired	—	—

Options outstanding at June 30, 2013	281,150	$14.92	8.10

At June 30, 2013, the Company had $631 thousand of unrecognized compensation costs related to stock options. The cost of stock options is amortized in equal annual installments over the five-year vesting period. There were 54 thousand options vested in the twelve months ended June 30, 2013. Stock option expense for the twelve months ended June 30, 2013 was $199 thousand. The aggregate grant date fair value of the stock options was $1.0 million. Aggregate intrinsic value of the stock options at June 30, 2013 and 2012 was $993 thousand and zero, respectively.

The fair value of the Company’s stock options was determined using the Black-Scholes option pricing formula. The following ranges of assumptions were used in the formula:

Expected volatility	19.09%	–	52.59%
Risk-free interest rate	1.10%	–	2.11%
Expected dividends	1.62%	–	2.08%
Expected life (in years)	6.50	–	6.50
Exercise price for the stock options	$14.35	–	$18.75
Grant date fair value for the stock options	$3.40	–	$7.63

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

The tables below present the restricted stock award activity for the periods shown:

	Service-Based Restricted stock awards	Weighted average grant date fair value	Performance- Based Restricted stock awards	Weighted average grant date fair value	Total Restricted stock awards	Weighted average grant date fair value
Non-vested at June 30, 2011	—	$—	—	$—	—	$—
Granted	136,363	14.77	111,090	14.81	247,453	14.79
Vested	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—

Non-vested at June 30, 2012	136,363	$14.77	111,090	$14.81	247,453	$14.79
Granted	2,500	18.75	—	—	2,500	18.75
Vested	27,267	14.77	22,218	14.81	49,485	14.79
Forfeited	—	—	—	—	—	—

Non-vested at June 30, 2013	111,596	$14.86	88,872	$14.81	200,468	$14.84

At June 30, 2013, the Company had $2.3 million of unrecognized compensation cost related to restricted stock awards. The cost of the restricted stock awards will be amortized in equal annual installments over the five-year vesting period. The vesting of the performance-based stock awards is contingent upon meeting certain company-wide performance goals. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed. Restricted stock expense for the twelve months ended June 30, 2013 and 2012 was $738 thousand and $681 thousand, respectively.

Note 21—Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period exclusive of unallocated ESOP shares. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would have a dilutive effect if converted to common stock, computed using the Treasury Stock method. The table below sets forth the dilutive effect of the stock options.

	June 30,
(Dollars in thousands, except share data)	2013	2012
Net income	$1,122	$268

Weighted average number of shares used in:
Basic earnings per share	3,958,451	3,952,585
Dilutive common stock equivalents	38,137	18,517

Diluted earnings per share	3,996,588	3,971,102

Net income per common share, basic	$0.28	$0.07

Net income per common share, diluted	$0.28	$0.07

Note 22—Parent Company Only Financial Information

Presented below are the condensed balance sheets, statements of operations and statements of cash flows for OBA Financial Services, Inc.

CONDENSED BALANCE SHEETS

	June 30, 2013	June 30, 2012
	(In thousands)
Assets:
Cash and due from bank	$5,270	$11,342
Note receivable ESOP	3,281	3,424
Investment in bank subsidiary	62,243	60,582
Other assets	510	367

Total assets	$71,304	$75,715

Stockholders’ Equity:
Common stock	$40	$43
Additional paid-in capital	33,726	38,695
Unearned ESOP shares	(3,055)	(3,240)
Retained earnings	40,531	39,409
Accumulated other comprehensive income	62	808

Total stockholders’ equity	71,304	75,715

Total liabilities and stockholders’ equity	$71,304	$75,715

CONDENSED STATEMENTS OF INCOME

	Years Ended June 30,
	2013	2012
	(In thousands)
Interest income on note receivable	$109	$114
Interest income deposit at Bank	20	53
Dividends from bank subsidiary	—	—

Total income	129	167

Operating expenses	137	154

Income (loss) before income taxes and equity in net income of bank subsidiary	(8)	13
Income taxes	—	—

Income (loss) before equity in net income of bank subsidiary	(8)	13
Equity in net income of bank subsidiary	1,130	255

Net income	$1,122	$268

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended June 30,
	2013	2012
	(In thousands)
Net income	$1,122	$268
Total other comprehensive income (loss) (1)	(746)	129

Total comprehensive income	$376	$397

(1)	See Consolidated Statements of Comprehensive Income for other comprehensive income detail

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2013	2012
	(In thousands)
Operating activities:
Net income	$1,122	$268

Adjustments to reconcile net income to net cash used in operating activities:
Equity in net income of subsidiary	(1,130)	(255)
Increase in other assets	(143)	(144)

Total adjustments	(1,273)	(399)

Net cash used in operating activities	(151)	(131)

Investing activities:
ESOP loan principal collections	143	139

Net cash provided by investing activities	143	139

Financing activities:
Purchases of Company stock	(6,064)	(6,670)

Net cash used in financing activities	(6,064)	(6,670)

Decrease in cash equivalents	(6,072)	(6,662)
Cash and cash equivalents at beginning of year	11,342	18,004

Cash and cash equivalents at end of year	$5,270	$11,342

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2013. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Based on such assessment, management believes that, as of June 30, 2013, the Company’s internal control over financial reporting is effective, based on those criteria.

During the quarter ended June 30, 2013, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information concerning directors and executive officers of OBA Financial Services, Inc. is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.”

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

PART IV

ITEM 15.	Exhibits

3.1	Articles of Incorporation of OBA Financial Services, Inc.(1)

3.2	Amended and Restated Bylaws of OBA Financial Services, Inc.(3)

3.3	Articles of Amendment to Articles of Incorporation of OBA Financial Services, Inc.(1)

4.0	Form of Common Stock Certificate of OBA Financial Services, Inc.(1)

10.1	Employment Agreement between OBA Bancorp, Inc., OBA Bank and Charles E. Weller(1)

10.2	Change in Control Agreement between OBA Bank and David A. Miller(2)

10.3	OBA Bank Employee Stock Ownership Plan(1)

10.4	Form of Split Dollar Insurance Agreement(1)

10.5	Incentive Compensation Program—2009 to 2010(1)

10.6	Incentive Compensation Program—2010 to 2011(1)

10.7	Employment Agreement between OBA Financial Services, Inc. and Charles E. Weller(4)

10.8	OBA Financial Services, Inc. 2011 Equity Incentive Plan(5)

10.9	Form of stock option agreement with employees(6)

10.10	Form of stock option agreement with outside directors(6)

10.11	Form of restricted stock agreement with employees(6)

10.12	Form of restricted stock agreement with employees – performance-based shares(6)

10.13	Form of restricted stock agreement with outside directors(6)

10.14	Incentive Compensation Program—2011 to 2012(7)

10.15	Incentive Compensation Program—2012 to 2013

21.0	Subsidiaries of Registrant(1)

23.1	Consent of Independent Registered Public Accounting Firm—BDO USA, LLP

23.2	Consent of Independent Registered Public Accounting Firm – ParenteBeard LLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2022

101.0	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, formatted in XBRL (“Extensible Business Reporting Language”): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements

(1)	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-161898), initially filed September 14, 2009.
(2)	Incorporated by reference to the Current Report on Form 8-K (file no. 1-34593), filed March 19, 2010.

(3)	Incorporated by reference to the Current Report on Form 8-K (file no. 1-34593), filed June 23, 2010.
(4)	Incorporated by reference to the Current Report on Form 8-K (file no. 1-34593), filed September 1, 2010.
(5)	Incorporated by reference to Appendix A to the Proxy Statement for the Special Meeting of Stockholders (file no. 1-34593), filed April 11, 2011.
(6)	Incorporated by reference to the Current Report on Form 8-K (file no. 1-34593), filed July 27, 2011.
(7)	Incorporated by reference to the Annual Report on Form 10-K (file no. 1-34593), filed September 28, 2012.

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

Signatures	Title	Date

/s/ CHARLES E. WELLER Charles E. Weller	President and Chief Executive Officer (Principal Executive Officer)	September 27, 2013

/s/ DAVID A. MILLER David A. Miller	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 27, 2013

/s/ JAMES C. BEADLES James C. Beadles	Chairman of the Board	September 27, 2013

/s/ DONALD L. MALLOREY Donald L. Mallorey	Director and Corporate Secretary	September 27, 2013

/s/ WILLIAM R. BELEW, JR. William R. Belew, Jr.	Director	September 27, 2013

/s/ KATHERINE A. GRICE Katherine A. Grice	Director	September 27, 2013

/s/ PAUL J. HANGES, Ph.D. Paul J. Hanges, Ph.D.	Director	September 27, 2013

/s/ EVELYN JACKSON, M.D. Evelyn Jackson, M.D.	Director	September 27, 2013

/s/ MICHAEL L. REED Michael L. Reed	Director	September 27, 2013

/s/ STACIE W. ROGERS Stacie W. Rogers	Director	September 27, 2013