Form 10-Q
period 2013-09-30
OBA Financial Services, Inc.
filed 2013-11-14
CIK 1471088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2013

or

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

4,038,006 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of November 8, 2013.

OBA FINANCIAL SERVICES, INC. AND SUBSIDIARY

Form 10-Q Quarterly Report

Forward-looking Statements

This report, as well as, other written communications made from time to time by OBA Financial Services, Inc., and its subsidiary, OBA Bank (collectively, the “Company”), and oral communications made from time to time by authorized officers of the Company, may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “should,” “will,” “may,” “potential,” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Company, including earnings growth determined using accounting principles generally accepted in the United States of America (“U.S. GAAP”);

•	estimates of revenue growth in retail banking, lending and, other areas, and origination volume in the Company’s consumer, commercial, and other lending businesses;

•	statements regarding the asset quality and levels of non-performing assets and impairment charges with respect to the Company’s investment portfolio;

•	statements regarding current and future capital management programs, tangible capital generation, and market share;

•	estimates of non-interest income levels, including fees from services and product sales and expense levels;

•	statements of the Company’s goals, intentions, and expectations;

•	statements regarding the Company’s business plans, prospects, growth, and operating strategies; and

•	estimates of the Company’s risks and future costs and benefits.

The Company cautions that a number of important factors could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. Such factors include, but are not limited to:

•	prevailing general economic conditions, either nationally or locally in some or all areas in which the Company conducts business, that are different than expected;

•	changes in the securities market, the banking industry, or competition among depository and other financial institutions;

•	inflation and changes in interest rates, deposit flows, loan demand, real estate values, consumer spending, savings, and borrowing habits which can materially affect, among other things, consumer banking revenues, origination levels in the Company’s lending businesses and the level of defaults, losses, and prepayments on loans made by the Company, whether held in portfolio or sold in the secondary markets, and the Company’s net interest margin and fair value of financial instruments;

•	changes in any applicable law, rule, government regulation, policy, or practice with respect to tax or legal issues affecting financial institutions, including changes in regulatory fees and capital requirements;

•	risks and uncertainties related to the Company’s ability to successfully integrate any assets, liabilities, customers, systems, and management personnel the Company may acquire, if any, into its operations and its ability to realize related revenue synergies and cost savings within the expected time frame;

•	the Company’s timely development of new and competitive products or services in a changing environment and the acceptance of such products or services by the Company’s customers so the Company is able to enter new markets successfully and capitalize on growth opportunities;

•	operational issues and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems, on which the Company is highly dependent;

•	changes in accounting principles, policies, guidelines, and practices, as may be adopted by the Company’s regulatory agencies, the Financial Accounting Standards Board (the “FASB”), the Securities and Exchange Commission (“SEC”), and the Public Company Accounting Oversight Board (the “PCAOB”), or changes to the Company’s primary regulator;

•	litigation liability, including costs, expenses, settlements, and judgments, or the outcome of other matters before regulatory agencies, whether pending or commencing in the future;

•	changes in the quality or composition of the investment and loan portfolios;

•	changes in the Company’s organization, compensation, and benefit plans;

•	changes in other economic, competitive, governmental, regulatory, and technological factors, including shutdowns of the federal government, affecting the Company’s operations, pricing, products, and services; and

•	the timing and occurrence or non-occurrence of events that may be subject to circumstances beyond the Company’s control.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Condition (Unaudited)

	September 30, 2013	June 30, 2013
(In thousands, except share data)
Assets:
Cash and due from banks	$25,634	$16,006
Federal funds sold	4,767	167

Cash and cash equivalents	30,401	16,173
Interest bearing deposits with other banks	6,195	6,692
Securities available for sale	34,676	37,174
Securities held to maturity (fair value of $1,377 and $1,520)	1,288	1,445
Federal Home Loan Bank stock, at cost	1,160	1,160
Loans held for sale	—	414
Loans	301,459	303,276
Less: allowance for loan losses	3,479	3,473

Net loans	297,980	299,803
Premises and equipment, net	5,512	5,624
Bank owned life insurance	9,247	9,182
Other assets	3,979	3,944

Total assets	$390,438	$381,611

Liabilities:
Deposits:
Noninterest-bearing	$40,775	$42,422
Interest-bearing	249,338	240,841

Total deposits	290,113	283,263
Securities sold under agreements to repurchase	10,591	8,544
Federal Home Loan Bank advances	15,592	15,623
Advance payments from borrowers for taxes and insurance	676	1,324
Other liabilities	1,656	1,553

Total liabilities	318,628	310,307

Stockholders’ Equity:
Preferred stock (par value $.01); authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock (par value $.01); authorized 100,000,000 shares; issued and outstanding 4,038,006 and 4,048,436 shares at September 30, 2013 and June 30, 2013, respectively	40	40
Additional paid-in capital	33,883	33,726
Unearned ESOP shares	(3,009)	(3,055)
Retained earnings	40,845	40,531
Accumulated other comprehensive income	51	62

Total stockholders’ equity	71,810	71,304

Total liabilities and stockholders’ equity	$390,438	$381,611

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,
	2013	2012
(In thousands, except share and per share data)
Interest and Dividend Income:
Loans receivable, including fees	$3,598	$3,601
Investment securities:
Interest - taxable	226	270
Dividends	8	7
Federal funds sold	15	14

Total interest and dividend income	3,847	3,892

Interest Expense:
Deposits	314	352
Federal Home Loan Bank advances	170	238
Securities sold under agreements to repurchase	5	47

Total interest expense	489	637

Net interest income	3,358	3,255
Provision for loan losses	5	112

Net interest income after provision for loan losses	3,353	3,143

Non-Interest Income:
Customer service fees	93	90
Loan servicing fees	4	5
Bank owned life insurance income	65	73
Net gains (losses)	25	—
Other non-interest income	34	32

Total non-interest income	221	200

Non-Interest Expense:
Salaries and employee benefits	1,855	1,770
Occupancy and equipment	388	388
Data processing	236	197
Directors’ fees	91	94
FDIC assessments	28	69
Other non-interest expense	439	403

Total non-interest expense	3,037	2,921

Income before income taxes	537	422
Income tax expense	223	162

Net income	$314	$260

Basic earnings per share	$0.08	$0.07

Diluted earnings per share	$0.08	$0.07

Basic weighted average shares outstanding	3,734,822	3,825,224

Diluted weighted average shares outstanding	3,758,186	3,881,946

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,
	2013	2012
(In thousands)

Net income	$314	$260
Other comprehensive income (loss):
Net unrealized gains (losses) on available for sale securities, net of tax effect (benefit) of ($8), and $145, respectively	(11)	227

Other comprehensive income (loss)	(11)	227

Comprehensive income	$303	$487

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

Three Months Ended September 30, 2013 and 2012

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total
(In thousands)

Balances at July 1, 2013	$40	$33,726	$(3,055)	$40,531	$62	$71,304

Net income				314		314
Other comprehensive income (loss), net of tax					(11)	(11)
Purchase and retirement of 1,000 shares of Company stock		(18)				(18)
Retirement of 9,430 shares for tax payments		(173)				(173)
Share-based compensation expense		239				239
Tax benefit of 49,985 restricted shares vesting		70				70
ESOP shares committed to be released (4,629 shares)		39	46		—	85

Balances, September 30, 2013	$40	33,883	$(3,009)	$40,845	$51	$71,810

Balances at July 1, 2012	$43	$38,695	$(3,240)	$39,409	$808	$75,715

Net income				260		260
Other comprehensive income (loss), net of tax					227	227
Purchase and retirement of 54,416 shares of Company stock		(810)				(810)
Share-based compensation expense		235				235
Tax benefit of 49,485 restricted shares vesting		21				21
ESOP shares committed to be released (4,629 shares)		23	46			69

Balances, September 30, 2012	$43	$38,164	$(3,194)	$39,669	$1,035	$75,717

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
(in thousands)	2013	2012
Operating Activities:
Net income	$314	$260

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5	112
Depreciation and amortization of premises and equipment	156	167
Net amortization of securities premiums and discounts	67	93
Proceeds from sales of loans held for sale	1,365	—
Originated loans held for sale	(926)	—
Net gains on sales of loans	(25)	—
Amortization of net deferred loan costs (fees)	(38)	10
Bank owned life insurance income	(65)	(73)
ESOP expense	85	69
Share-based compensation expense	239	235
Amortization of mortgage servicing rights	1	3
Amortization of brokered deposit premiums	9	—
Tax benefit from vesting of restricted shares	(70)	(21)
Changes in other assets and liabilities, net	136	(142)

Total adjustments	939	453

Net cash provided by operating activities	1,253	713

Investing Activities:
Principal collections and maturities of securities available for sale	2,413	2,855
Principal collections and maturities of securities held to maturity	156	280
Purchases of securities available for sale	—	(16,384)
Redemption of Federal Home Loan Bank stock, net	—	607
Decrease in interest bearing deposits with other banks, net	497	839
Loan originations less principal collections, net	1,856	(1,776)
Purchases of premises and equipment	(44)	(45)

Net cash provided by (used in) investing activities	4,878	(13,624)

Financing Activities:
Increase in deposits	6,850	2,113
Increase in securities sold under agreements to repurchase	2,047	427
Repayment of FHLB advances	(31)	(5,030)
Net decrease in advance payments from borrowers for taxes and insurance	(648)	(750)
Tax benefit from vesting of restricted shares	70	21
Purchase and retirement of Company stock	(191)	(810)

Net cash provided by (used in) financing activities	8,097	(4,029)

Increase (Decrease) in cash and cash equivalents	14,228	(16,940)
Cash and cash equivalents at beginning of period	16,173	31,525

Cash and cash equivalents at end of period	$30,401	$14,585

Supplemental Disclosures:
Interest paid	$462	$680
Income taxes paid (refunded), net	200	(101)

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

OBA Bank (“Bank”) is a community-oriented banking institution providing a variety of financial services to individuals and small businesses through its offices in Montgomery, Anne Arundel, and Howard Counties, Maryland. Its primary deposits are checking, money market, and time certificate accounts and its primary lending products are commercial mortgage, commercial business, construction, and residential mortgage loans.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and are presented in accordance with instructions for Form 10-Q and Rule 10-01 of the SEC Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation are of a normal and recurring nature and have been included.

Operating results for the three months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014 or any other interim period. The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes filed on Form 10-K for the fiscal year ended June 30, 2013.

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

Recent Accounting Pronouncements

Accounting Standards Update 2013-11

In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this update require an entity with an unrecognized tax benefit that is ‘not available’ or not intended to be used at the reporting date to present the unrecognized tax benefit as a liability that should not be combined with deferred tax assets. Otherwise, the unrecognized tax benefit should be presented as a reduction to the related deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013; early adoption is permitted. The amendments should be applied prospectively, although retroactive application is permitted. This ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

Accumulated other comprehensive income (loss) consists of the following:

	September 30, 2013	June 30, 2013
	(In thousands)

Unrealized gains (losses) on available for sale securities	$83	$102
Tax effect	32	40

Total	$51	$62

NOTE 3 — SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2013
Securities available for sale:
Debt Securities:
Residential mortgage-backed securities (1)	$34,506	$711	$(628)	$34,589
Trust preferred security	37	—	—	37

Total debt securities available for sale	34,543	711	(628)	34,626
Equity Securities	50	—	—	50

Total securities available for sale	34,593	711	(628)	34,676

Securities held to maturity:
Debt Securities:
Residential mortgage-backed securities (1)	1,288	89	—	1,377

Total debt securities held to maturity	1,288	89	—	1,377

Total investment securities	$35,881	$800	$(628)	$36,053

June 30, 2013
Securities available for sale:
Debt Securities:
Residential mortgage-backed securities (1)	$36,981	$616	$(513)	$37,084
Trust preferred security	41	—	(1)	40

Total debt securities available for sale	37,022	616	(514)	37,124
Equity Securities	50	—	—	50

Total securities available for sale	37,072	616	(514)	37,174

Securities held to maturity:
Debt Securities:
Residential mortgage-backed securities (1)	1,445	75	—	1,520

Total debt securities held to maturity	1,445	75	—	1,520

Total investment securities	$38,517	$691	$(514)	$38,694

(1)	All residential mortgage-backed securities were issued by FNMA, FHLMC, or GNMA.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2013 are as follows:

	Available for sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Due after ten years	$37	$37	$—	$—
Residential mortgage-backed securities	34,506	34,589	1,288	1,377

Total	$34,543	$34,626	$1,288	$1,377

At September 30, 2013 the market value of securities securing customer repurchase agreements was $10.5 million. There were no dealer repurchase agreements. At June 30, 2013, the market value of securities securing customer repurchase agreements was $12.5 million.

Information pertaining to securities with gross unrealized losses at the dates listed aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

September 30, 2013
Residential mortgage-backed securities	$628	$17,893	$—	$—	$628	$17,893
Trust preferred security	—	37	—	—	—	37

Total	$628	$17,930	$—	$—	$628	$17,930

June 30, 2013
Residential mortgage-backed securities	$513	$18,870	$—	$—	$513	$18,870
Trust preferred security	1	40	—	—	1	40

Total	$514	$18,910	$—	$—	$514	$18,910

At September 30, 2013 and at June 30, 2013, all residential mortgage backed securities and their contractual cash flows were guaranteed by FNMA, FHLMC, or GNMA. The Company’s sole trust preferred security is a variable rate pool of trust preferred securities issued by insurance companies or their holding companies. These positions and the related unrealized losses are not material to the Company’s consolidated financial position or results of operations. The decline in the residential mortgage backed securities has been primarily caused by the movement in market interest rates. The Company has no intent or requirement to sell these securities.

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

Construction loans generally have greater credit risk compared to residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment expectations on construction loans typically depend on the successful completion of the project and the operation of the related business and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.

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

The classes of loans are as follows:

	September 30, 2013	June 30, 2013
	(In thousands)
Commercial business	$42,089	$42,321
Commercial real estate	144,268	140,104
Construction	10,400	13,044
Residential mortgage	77,498	80,529
Home equity loans and lines of credit	27,280	27,336

Loans	301,535	303,334
Net deferred commercial loan fees	(327)	(320)
Net deferred home equity costs	251	262

Loans net of deferred (fees) costs	301,459	303,276
Allowance for loan losses	3,479	3,473

Total loans, net	$297,980	$299,803

The following tables present the classes of the loan portfolio summarized by loan rating within the Bank’s internal risk rating system:

September 30, 2013:	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial business	$38,914	$2,307	$868	$—	$42,089
Commercial real estate	137,881	1,566	4,821	—	144,268
Construction	10,400	—	—	—	10,400
Residential mortgage	75,367	—	2,131	—	77,498
Home equity loans and lines of credit	26,777	75	428	—	27,280

Total	$289,339	$3,948	$8,248	$—	$301,535

June 30, 2013:	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial business	$38,149	$3,302	$870	$—	$42,321
Commercial real estate	133,711	1,578	4,815	—	140,104
Construction	13,044	—	—	—	13,044
Residential mortgage	78,393	—	2,136	—	80,529
Home equity loans and lines of credit	26,833	75	428	—	27,336

Total	$290,130	$4,955	$8,249	$—	$303,334

Loans are generally placed on non-accrual status when payment of principal or interest is over 90 days delinquent or if collection of principal or interest, in full, is in doubt. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed and further income is recognized only when full repayment of the loan is complete, at which point income is recognized to the extent received, or the loan returns to accrual status. The loan may be returned to accrual status if both principal and interest payments are brought current, there has been a period of sustained performance (generally, six months), and full payment of principal and interest is expected.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due and non-accrual status:

September 30, 2013:	31-60 Days Past Due	61-90 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Non-Accrual Loans
(In thousands)
Commercial business	$—	$—	$—	$—	$42,089	$42,089	$—
Commercial real estate	—	—	—	—	144,268	144,268	—
Construction	—	—	—	—	10,400	10,400	—
Residential mortgage	133	—	622	755	76,743	77,498	622
Home equity loans and lines of credit	309	136	—	445	26,835	27,280	75

Total	$442	$136	$622	$1,200	$300,335	$301,535	$697

June 30, 2013:	31-60 Days Past Due	61-90 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Non-Accrual Loans
(In thousands)
Commercial business	$—	$—	$—	$—	$42,321	$42,321	$—
Commercial real estate	82	—	—	82	140,022	140,104	—
Construction	—	—	—	—	13,044	13,044	—
Residential mortgage	—	—	622	622	79,907	80,529	622
Home equity loans and lines of credit	75	—	—	75	27,261	27,336	75

Total	$157	$—	$622	$779	$302,555	$303,334	$697

There are no loans over 90 days past due that are still accruing at the dates indicated.

The Bank provides for loan losses based upon the consistent application of the documented allowance for loan loss methodology. All loan losses are charged to the allowance for loan losses and all recoveries are credited to the same. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in Management’s judgment, deserve current recognition in estimating probable losses. Management regularly reviews the loan portfolio and makes provisions for loan losses in order to maintain the allowance for loan losses in accordance with U.S. GAAP. The Bank considers residential mortgage loans and home equity loans and lines of credit as small, homogeneous loans, which are evaluated for impairment collectively based on historical loss experience. Commercial real estate and commercial business loans are reviewed individually. Loans are considered impaired if the probability exists that the Bank will be unable to collect contractually obligated principal and interest cash flows. The allowance for loan losses consists primarily of three components:

(1)	specific allowances established for impaired loans (as defined by U.S. GAAP). For a non-collateral dependent loan, the amount of impairment, if any, is estimated as the difference between the estimated present value based on Management’s assumptions regarding future cash flows and discounted at the loan’s original yield and the carrying value of the loan. Impaired loans for which the estimated present value of the loan exceeds the carrying value of the loan do not reduce specific allowances;

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

The adjustments to historical loss experience are based on Management’s evaluation of several qualitative and environmental factors, including, but not limited to:

•	changes in any concentration of credit (including, but not limited to, concentrations by geography, industry, or collateral type);

•	changes in the number and amount of non-accrual loans, watch list loans, and past due loans;

•	changes in national, state, and local economic trends;

•	changes to other external influences including, but not limited to, legal, accounting, peer, and regulatory changes;

•	changes in the types of loans in the loan portfolio;

•	changes in the experience and ability of personnel and management in the loan origination and loan servicing departments;

•	changes in the value of underlying collateral for collateral dependent loans;

•	changes in lending strategies; and

•	changes in lending policies and procedures.

The following table summarizes activity in the allowance for loan losses:

	Three Months Ended September 30,
(In thousands)	2013	2012
Balance at beginning of period	$3,473	$3,035
Provision for loan losses	5	112
Charge-offs	—	(8)
Recoveries	1	1

Balance at end of period	$3,479	$3,140

The following tables set forth the activity in and allocation of the allowance for loan losses by loan portfolio class for the periods as listed:

Three Months Ended September 30, 2013

	Commercial business	Commercial real estate	Construction	Residential mortgage	Home equity loans and lines of credit	Unallocated	Total
(In thousands)
Allowance for loan losses:
Beginning Balance	$429	$1,573	$122	$847	$270	$232	$3,473
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	1	—	—	—	—	1
Provisions	(8)	34	(24)	(27)	11	19	5

Ending balance	$421	$1,608	$98	$820	$281	$251	$3,479

Three Months Ended September 30, 2012

	Commercial business	Commercial real estate	Construction	Residential mortgage	Home equity loans and lines of credit	Unallocated	Total
(In thousands)
Allowance for loan losses:
Beginning Balance	$670	$955	$7	$772	$390	$241	$3,035
Charge-offs	—	(8)	—	—	—	—	(8)
Recoveries	—	1	—	—	—	—	1
Provisions	28	208	(1)	43	(10)	(156)	112

Ending balance	$698	$1,156	$6	$815	$380	$85	$3,140

The following tables present the balance in the allowance for loan losses and the recorded in investment in loans by portfolio class and based on impairment method:

September 30, 2013:	Commercial business	Commercial real estate	Construction	Residential mortgage	Home equity loans and lines of credit	Unallocated	Total loans
(In thousands)
Allowance for Loan Losses:
Ending allowance balance related to loans:
Individually evaluated for impairment	$—	$—	$—	$148	$—	$—	$148
Collectively evaluated for impairment	421	1,608	98	672	281	251	3,331

Total ending allowance balance	$421	$1,608	$98	$820	$281	$251	$3,479

Loans:
Ending loan balance
Individually evaluated for impairment	$119	$1,317	$—	$1,618	$428		$3,482
Collectively evaluated for impairment	41,970	142,951	10,400	75,880	26,852		298,053

Total ending loan balance	$42,089	$144,268	$10,400	$77,498	$27,280		$301,535

June 30, 2013:	Commercial business	Commercial real estate	Construction	Residential mortgage	Home equity loans and lines of credit	Unallocated	Total loans
(In thousands)
Allowance for Loan Losses:
Ending allowance balance related to loans:
Individually evaluated for impairment	$—	$—	$—	$148	$—	$—	$148
Collectively evaluated for impairment	429	1,573	122	699	270	232	3,325

Total ending allowance balance	$429	$1,573	$122	$847	$270	$232	$3,473

Loans:
Ending loan balance
Individually evaluated for impairment	$121	$1,329	$—	$1,515	$428		$3,393
Collectively evaluated for impairment	42,200	138,775	13,044	79,014	26,908		299,941

Total ending loan balance	$42,321	$140,104	$13,044	$80,529	$27,336		$303,334

The following tables summarize information in regards to impaired loans by portfolio class as of and for the periods ended:

				September 30, 2013
	At September 30, 2013			Three Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
With No Related Allowance Recorded:
Commercial business	$119	$119	$—	$120	$—
Commercial real estate	1,317	1,406	—	1,323	—
Commercial construction	—	—	—	—	—
Residential mortgage	657	703	—	604	13
Home equity loans and lines of credit	428	428	—	428	—

Total with no allowance recorded	$2,521	$2,656	$—	$2,475	$13

With an Allowance Recorded:
Commercial business	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	19
Commercial construction	—	—	—	—	—
Residential mortgage	961	961	148	963	7
Home equity loans and lines of credit	—	—	—	—	3

Total with allowance recorded	$961	$961	$148	$963	$29

Total:
Commercial business	$119	$119	$—	$120	$—
Commercial real estate	1,317	1,406	—	1,323	19
Commercial construction	—	—	—	—	—
Residential mortgage	1,618	1,664	148	1,567	20
Home equity loans and lines of credit	428	428	—	428	3

Total	$3,482	$3,617	$148	$3,438	$42

				September 30, 2012
	At September 30, 2012			Three Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
With No Related Allowance Recorded:
Commercial business	$8	$8	$—	$8	$—
Commercial real estate	6,249	6,339	—	6,255	17
Commercial construction	—	—	—	—	—
Residential mortgage	457	460	—	457	1
Home equity loans and lines of credit	33	33	—	33	—

Total with no allowance recorded	$6,747	$6,840	$—	$6,753	$18

With an Allowance Recorded:
Commercial business	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Commercial construction	—	—	—	—	—
Residential mortgage	973	973	150	974	9
Home equity loans and lines of credit	—	—	—	—	—

Total with allowance recorded	$973	$973	$150	$974	$9

Total:
Commercial business	$8	$8	$—	$8	$—
Commercial real estate	6,249	6,339	—	6,255	17
Commercial construction	—	—	—	—	—
Residential mortgage	1,430	1,433	150	1,431	10
Home equity loans and lines of credit	33	33	—	33	—

Total	$7,720	$7,813	$150	$7,727	$27

				June 30, 2013
	At June 30, 2013			For the year ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
With No Related Allowance Recorded:
Commercial business loans	$121	$121	$—	$65	$—
Commercial real estate	1,329	1,418	—	3,886	—
Commercial construction	—	—	—	—	—
Residential mortgages	551	551	—	542	33
Home equity loans and lines of credit	428	428	—	230	—

Total with no allowance recorded	$2,429	$2,518	$—	$4,723	$33

With an Allowance Recorded:
Commercial business loans	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	72
Commercial construction	—	—	—	—
Residential mortgages	964	964	148	895	13
Home equity loans and lines of credit	—	—	—	—	2

Total with allowance recorded	$964	$964	$148	$895	$87

Total:
Commercial business loans	121	$121	$—	$65	$—
Commercial real estate	1,329	1,418	—	3,886	72
Commercial construction	—	—	—	—	—
Residential mortgages	1,515	1,515	148	1,437	46
Home equity loans and lines of credit	$428	428	—	230	2

Total	$3,393	$3,482	$148	$5,618	$120

The following table presents troubled debt restructurings occurring during the three month periods listed below:

	September 30, 2013			September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
(In thousands)
Three months ended March 31:
Commercial business	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—

Total Troubled Debt Restructurings	—	$—	$—	—	$—	$—

Generally, the Bank does not forgive principal or interest on loans or modify the interest rate on loans to rates that are below market rates based on the risks associated with the modified loans. Although, loans can be modified to make concessions to help a borrower remain current on the loan and to avoid foreclosure. These troubled debt restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to financial difficulties of the borrower. During the three months ended September 30, 2013 and 2012, no loans previously classified as troubled debt restructurings subsequently defaulted.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Transfers between fair value hierarchy levels are recognized as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between fair value hierarchy levels for the three months ended September 30, 2013 or 2012.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at the dates listed are as follows:

(In thousands) Description	September 30, 2013	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Residential mortgage-backed securities (1)	$34,589	$—	$34,589	$—
Trust preferred security	37	—	—	37
Equity securities	50	—	50	—

Securities available for sale	$34,676	$—	$34,639	$37

Description	June 30, 2013	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Residential mortgage-backed securities (1)	$37,084	$—	$37,084	$—
Trust preferred security	40	—	—	40
Equity securities	50	—	50	—

Securities available for sale	$37,174	$—	$37,134	$40

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
(In thousands)	2013	2012

Beginning balance	$40	$54

Principal repayments	(3)	(4)
Unrealized gains included in other comprehensive income	—	4

Ending balance	$37	$54

Level 3 securities consist of one trust preferred security at September 30, 2013 and 2012 and June 30, 2013.

For assets measured at fair value on a nonrecurring basis at the dates listed, the fair value measurements by level within the fair value hierarchy are as follows:

(In thousands)
Description	September 30, 2013	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$813	$—	$—	$813

Description	June 30, 2013	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$816	$—	$—	$816

The methods and assumptions used to estimate the fair values included in the above tables are included in the disclosures and tables that follow.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate fair values at September 30, 2013 and June 30, 2013:

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

Loans Held for Sale (Carried at Cost)

The carrying amount of Loans Held for Sale approximates fair value and considers secondary market offerings for loans with similar characteristics. Loans Held for Sale are classified within Level 3 of the fair value hierarchy.

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

Deposit Liabilities (Carried at Cost)

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities. Demand deposits and certificates of deposit are classified within Level 2 of the fair value hierarchy.

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

Quantitative information about Level 3 Fair Value Measurement is included in the tables below:

(In thousands)	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2013	Fair Value Estimate	Valuation Techniques	Unobservable Inputs	Estimated Range (weighted average)

Impaired loans	$813	Appraisal of collateral	Appraisal adjustments	0.0% to -25.0% (-6.5%)
			Liquidation expenses	-3.0% to -5.0% (-3.3%)

(In thousands)	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2013	Fair Value Estimate	Valuation Techniques	Unobservable Inputs	Estimated Range (weighted average)

Impaired loans	$816	Appraisal of collateral	Appraisal adjustments	0.0% to -25.0% (-6.5%)
			Liquidation expenses	-3.0% to -5.0% (-3.3%)

The estimated fair values of the Company’s financial instruments were as follows:

			Fair Value Hierarchy at September 30, 2013
	September 30, 2013		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$30,401	$30,401	$30,401	$—	$—
Interest bearing deposits with other banks	6,195	6,195	6,195	—	—
Securities available for sale	34,676	34,676	—	34,639	37
Securities held to maturity	1,288	1,377	—	1,377	—
Federal Home Loan Bank stock	1,160	1,160	—	1,160	—
Loans held for sale	—	—	—	—	—
Loans receivable, net	297,980	304,727	—	—	304,727
Accrued interest receivable	1,093	1,093	—	1,093	—
Mortgage servicing rights	26	26	—	—	26

Financial liabilities:
Deposits	290,113	282,350	—	282,350	—
Securities sold under agreements to repurchase	10,591	10,590	—	10,590	—
Federal Home Loan Bank Advances	15,592	17,111	—	17,111	—
Accrued interest payable	138	138	—	138	—

Off-Balance sheet financial instruments	—	—	—	—	—

			Fair Value Hierarchy at June 30, 2013
	June 30, 2013		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands)	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$16,173	$16,173	$16,173	$—	$—
Interest bearing deposits with other banks	6,692	6,692	6,692	—	—
Securities available for sale	37,174	37,174	—	37,134	40
Securities held to maturity	1,445	1,520	—	1,520	—
Federal Home Loan Bank stock	1,160	1,160	—	1,160	—
Loans held for sale	414	414	—	—	414
Loans receivable, net	299,803	303,770	—	—	303,770
Accrued interest receivable	1,111	1,111	—	1,111	—
Mortgage servicing rights	28	28	—	—	28

Financial liabilities:
Deposits	283,263	275,592	—	275,592	—
Securities sold under agreements to repurchase	8,544	8,543	—	8,543	—
Federal Home Loan Bank Advances	15,623	17,223	—	17,223	—
Accrued interest payable	111	111	—	111	—

Off-Balance sheet financial instruments	—	—	—	—	—

NOTE 6 — GUARANTEES

The Company has not issued any guarantees that would require liability recognition or disclosure other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of September 30, 2013, the Company had $1.2 million of outstanding letters of credit. Management believes the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. Management believes the current amount of the liability as of September 30, 2013 for guarantees under letters of credit issued is not material.

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. Total ESOP shares may be reduced as a result of employees leaving the Company as shares that have previously been released to those exiting employees may be removed from the plan and transferred to that employee. As shares are committed to be released from the suspense account, the Bank reports compensation expense based on the average fair value of shares committed to be released with a corresponding credit to stockholders’ equity. Compensation expense relating to the ESOP recognized for the three months ended September 30, 2013 and 2012 amounted to $85 thousand and $69 thousand, respectively.

Shares held by the ESOP trust at the dates listed were as follows:

	September 30,
	2013	2012

Allocated shares	67,831	49,316
Unallocated shares	300,869	319,384

Total ESOP shares	368,700	368,700

Fair value of unallocated shares, in thousands	$5,717	$4,839

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the plan is 648,025. Total share-based compensation expense for the three months ended September 30, 2013 and 2012 was $239 thousand and $235 thousand, respectively.

Stock Options

The table below presents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at June 30, 2013	281,150	$14.92
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Options outstanding at September 30, 2013	281,150	$14.92	7.9

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at June 30, 2012	272,150	$14.79
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Options outstanding at September 30, 2012	272,150	$14.79	8.8

As of September 30, 2013, the Company had $580 thousand of unrecognized compensation costs related to stock options. The cost of stock options will be amortized in equal annual installments over the five-year vesting period, of which three remain. There were 56,230 options vested during the three months ended September 30, 2013. Stock option expense for the three months ended September 30, 2013 and 2012 was $51 thousand and $50 thousand, respectively.

Restricted Stock Awards

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of grant. Unvested restricted stock awards may not be disposed of or transferred during the vesting period. Restricted stock awards carry with them the right to receive dividends.

The table below presents the restricted stock award activity for the period shown:

	Service- Restricted stock awards	Weighted average grant date fair value	Performance- Restricted stock awards	Weighted average grant date fair value	Total Restricted stock awards	Weighted average grant date fair value
Non-vested at June 30, 2013	111,596	$14.86	88,872	$14.81	200,468	$14.84
Granted	—		—	—	—
Vested	27,767	14.84	22,218	14.81	49,985	14.83
Forfeited	—	—	—	—	—	—

Non-vested at September 30, 2013	83,829	$14.87	66,654	$14.81	150,483	$14.84

	Service- Restricted stock awards	Weighted average grant date fair value	Performance- Restricted stock awards	Weighted average grant date fair value	Total Restricted stock awards	Weighted average grant date fair value
Non-vested at June 30, 2012	136,363	$14.77	111,090	$14.81	247,453	$14.79
Granted	—		—	—	—
Vested	27,267	14.77	22,218	14.81	49,485	14.79
Forfeited	—	—	—	—	—	—

Non-vested at September 30, 2012	109,096	$14.77	88,872	$14.81	197,968	$14.79

As of September 30, 2013, the Company had $2.1 million of unrecognized compensation cost related to restricted stock awards. The cost of the restricted stock awards will be amortized in equal annual installments over the five-year vesting period, of which three remain. The vesting of the performance-based stock awards is contingent upon meeting certain Company-wide performance goals. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed. Restricted stock expense for the three months ended September 30, 2013 and 2012 was $188 thousand and $185 thousand, respectively.

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

	Three Months Ended September 30,
(Dollars in thousands, except share data)	2013	2012

Net income	$314	$260

Weighted average number of shares used in:
Basic earnings per share	3,734,822	3,825,224
Diluted common stock equivalents	23,364	56,722

Diluted earnings per share	3,758,186	3,881,946

Net income per common share, basic	$0.08	$0.07

Net income per common share, diluted	$0.08	$0.07

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

The principal objective of this financial review is to provide an overview of the financial condition and results of operations of OBA Financial Services Inc., and its subsidiary, OBA Bank. The discussion and tabular presentations should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes.

Overview of Income and Expenses

Income

The Company has two primary sources of income; net interest income and non-interest income. Net interest income is the difference between interest income, which is the income the Company earns on its loans and investments, and interest expense, which is the interest the Company pays on its deposits and borrowings.

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

Critical Accounting Policies and Estimates

There are no material changes to the critical accounting policies disclosed in OBA Financial Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Comparison of Financial Condition at September 30, 2013 and June 30, 2013

Assets. Total assets increased $8.8 million to $390.4 million at September 30, 2013 from $381.6 million at June 30, 2013. The increase was primarily due to an increase in cash and cash equivalents partially offset by decreases in loans and securities.

Cash and Cash Equivalents. At September 30, 2013, cash and cash equivalents increased $14.2 million, to $30.4 million, from $16.2 million at June 30, 2013 as deposits increased $6.9 million, customer repurchase agreements increased $2.0 million, and securities and loans decreased $2.7 million and $1.8 million, respectively.

Loans. At September 30, 2013, total gross loans were $301.5 million, a slight decrease of $1.8 million, as compared to $303.3 million at June 30, 2013. The commercial loan portfolio increased $1.3 million to $196.8 million at September 30, 2013 from $195.5 million at June 30, 2013 as the Company continued its focus on originating commercial loans. The commercial real estate loan portfolio increased $4.2 million, to $144.3 million, at September 30, 2013 from $140.1 million at June 30, 2013. This increase was primarily offset by decreases of $2.6 million, to $10.4 million, and $3.0 million, to $77.5 million, in the construction and residential mortgage loan portfolios, respectively. For further detail, see “Note 4 – Credit Quality of Loans and Allowance for Loan Losses” in the accompanying consolidated financial statements.

Allowance for Loan Losses.

The following table summarizes activity in the allowance for loan losses:

	Three Months Ended September 30,
(in thousands)	2013	2012
Balance at beginning of period	$3,473	$3,035
Provision for loan losses	5	112
Charge-offs	—	(8)
Recoveries	1	1

Balance at end of period	$3,479	$3,140

Ratios:
Net charge-offs to average loans	—%	—%
Allowance for loan losses to loans	1.15	1.05

At September 30, 2013, the allowance for loan losses was $3.5 million compared to $3.5 million at June 30, 2013. The allowance for loan losses as a percentage of total loans at September 30, 2013 was 1.15% compared to 1.15% at June 30, 2013. There were effectively no net charge-offs as a percentage of average loans for the three months ended September 30, 2013 and 2012. The Bank had $3.5 million in impaired loans at September 30, 2013 as compared to $3.4 million at June 30, 2013. For further detail, see “Note 4 – Credit Quality of Loans and Allowance for Loan Losses” in the accompanying consolidated financial statements.

Non-performing Assets. Loans are generally placed on non-accrual status when payment of principal or interest is 90 days or more delinquent unless well secured and in the process of collection. Loans can also be placed on non-accrual status if collection of principal or interest in full is in doubt. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if both principal and interest payments are brought current, there has been a period of sustained performance (generally, six months), and full payment of principal and interest is expected. At September 30, 2013, the Company had $697 thousand in total non-performing assets, which was unchanged from June 30, 2013. These totals represent two residential mortgage loans and one home equity line of credit. Of the $697 thousand in non-performing assets at September 30, 2013, $109 thousand were also troubled debt restructurings.

The following table summarizes non-performing assets:

(dollars in thousands)	September 30, 2013	June 30, 2013
Non-performing assets
Non-accrual loans:
Residential mortgages	$622	622
Home equity loans and lines of credit	75	75

Total non-accrual loans	697	697
Other real estate owned	—	—

Total non-performing assets	$697	$697

Asset quality ratios:
Non-performing loans to total loans	0.23%	0.23%
Non-performing assets to total assets	0.18	0.18

The non-performing loans to total loans ratio was 23 basis points at September 30, 2013 and June 30, 2013 and the non-performing assets to total assets ratio was 18 basis points at September 30, 2013 and June 30, 2013. For further detail, see “Note 4 – Credit Quality of Loans and Allowance for Loan Losses” in the accompanying financial statements.

Troubled Debt Restructurings. At September 30, 2013 and June 30, 2013, the Bank had $3.5 million of loans which were considered troubled debt restructurings. At September 30, 2013, the Bank had $1.6 million in residential mortgage loans that were considered troubled debt restructurings and $1.3 million in commercial real estate loans that were considered troubled debt restructurings. At June 30, 2013, the Bank had $1.9 million in residential mortgage loans and home equity loans and lines of credit that were considered troubled debt restructurings and $1.6 million in commercial real estate loans that were considered troubled debt restructurings. Of the $3.5 million in loans considered troubled debt restructurings, $109 thousand were also non-performing loans. For further detail, see “Note 4 – Credit Quality of Loans and Allowance for Loan Losses” in the accompanying financial statements.

Securities. At September 30, 2013, the securities portfolio totaled $36.0 million, or 9.2% of total assets, as compared to $38.6 million, or 10.1% of total assets, at June 30, 2013.

Deposits. At September 30, 2013, deposits increased $6.9 million to $290.1 million from $283.3 million at June 30, 2013. Total money market and savings accounts increased $2.4 million and certificates of deposit increased $4.2 million.

Borrowings. At September 30, 2013, total borrowings increased $2.0 million to $26.2 million from $24.2 million at June 30, 2013. Customer repurchase agreements increased $2.0 million to $10.6 million at September 30, 2013 from $8.5 million at June 30, 2013. At September 30, 2013 and June 30, 2013, Federal Home Loan Bank advances totaled $15.6 million.

At September 30, 2013, the Company had access to additional Federal Home Loan Bank advances of up to $46.5 million.

Equity. Equity totaled $71.8 million at September 30, 2013 and $71.3 million at June 30, 2013. At September 30, 2013, the Company had repurchased 160,098 shares of its common stock of the 210,252 shares approved in its third share repurchase program. The Company’s initial share repurchase program was completed as of May 3, 2012, having repurchased the 462,875 shares approved in that initial program. The Company’s second share repurchase program was completed on April 17, 2012, having repurchased 208,294 shares. The Company’s Board of Directors adopted a third share repurchase program, previously disclosed in the Company’s Form 8-k filed on April 29, 2013.

Capital and Liquidity. The Bank intends to maintain a strong capital position that supports its strategic goals while exceeding regulatory standards. At September 30, 2013, the Bank met the definition of a “well-capitalized” institution by exceeding all regulatory minimum capital requirements. The following tables summarize the consolidated and Bank capital ratios:

	Ratios at
Consolidated Capital Ratios:	September 30, 2013	June 30, 2013	“Well-Capitalized” Minimums

Total Capital to risk-weighted assets	25.83%	25.64%	—

Tier 1 Capital to risk-weighted assets	24.63%	24.45%	—

Tier 1 Leverage	18.38%	18.67%	—

Bank Capital Ratios:

Total Capital to risk-weighted assets	22.78%	22.53%	10.00%

Tier 1 Capital to risk-weighted assets	21.59%	21.34%	6.00%

Tier 1 Leverage	16.11%	16.30%	5.00%

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

Comparison of Operating Results for the Three Months Ended September 30, 2013 and 2012

General. Net income increased $54 thousand to $314 thousand for the three months ended September 30, 2013 from net income of $260 thousand for the three months ended September 30, 2012, an increase of 20.8%. The increase in net income was primarily a result of an increase in net interest income of $103 thousand, an increase in non-interest income of $21 thousand, and a decrease in the provision for loan losses of $107 thousand, partially offset by an increase in non-interest expense of $116 thousand and an increase in income tax expense of $61 thousand.

Net Interest Income. Net interest income increased $103 thousand to $3.4 million for the three months ended September 30, 2013 as compared to $3.3 million for the three months ended September 30, 2012. Total interest expense decreased $148 thousand, or 23.2%, to $489 thousand for the three months ended September 30, 2013 as compared to $637 thousand for the three months ended September 30, 2012. The decrease in interest expense was primarily the result of the Bank decreasing deposit rates while maintaining its competitive position within the local market, paying off several matured higher costing term Federal Home Loan Bank advances, and reducing the rate on customer repurchase agreements. Interest and dividend income was effectively unchanged at $3.8 million for the three months ended September 30, 2013 as compared to $3.9 million for the three months ended September 30, 2012.

The net interest margin was 3.80% for the three months ended September 30, 2013 compared to 3.62% for the three months ended September 30, 2012. The increase in the net interest margin was primarily a result of a decrease in higher costing average borrowings; which were replaced by lower costing deposits, a 23 basis point decrease in the average yield of interest-bearing liabilities, and a two basis point increase in the average yield on interest-earning assets. Net interest-earning assets decreased $9.2 million and average interest-earning assets decreased $7.1 million to $350.5 million for the period ended September 30, 2013 compared to $357.6 million for the period ended September 30, 2012. Average interest-bearing liabilities increased $2.2 million to $271.1 million for the quarter ended September 30, 2013 as compared to $268.9 million for the quarter ended September 30, 2012.

Interest and Dividend Income. Interest and dividend income was effectively unchanged at $3.8 million for the three months ended September 30, 2013 as compared to $3.9 million for the three months ended September 30, 2012. Interest income on loans was unchanged at $3.6 million for the quarters ended September 30, 2013 and September 30, 2012. Interest income on investment securities decreased $44 thousand, to $226 thousand, for the three months ended September 30, 2013 from $270 thousand for the three months ended September 30, 2012. This decrease was primarily the result of average investment securities decreasing $6.2 million, to $44.9 million, for the three months ended September 30, 2013 from $51.1 million for the three months ended September 30, 2012.

The average yield on loans decreased thirteen basis points, to 4.73%, for the three months ended September 30, 2013 from 4.86% for the three months ended September 30, 2012. Total average loans increased $6.3 million, to $301.4 million, reflecting an increase in the average balance of commercial loans of $24.1 million, to $194.8 million, for the three months ended September 30, 2013. The increase in average commercial loans was offset by a decrease in average residential mortgage loans of $13.2 million to $79.0 million and a decrease in average home equity loans and lines of credit of $4.5 million, to $27.6 million, for the three months ended September 30, 2013 compared to $92.2 million and $32.1 million, respectively, for the three months ended September 30, 2012.

The average yield on securities decreased seven basis points to 2.09% for the three months ended September 30, 2013 from 2.16% for the three months ended September 30, 2012, reflecting continued low market interest rates and repayments of higher yielding securities within the mortgage backed securities portfolio.

Interest Expense. Interest expense decreased $148 thousand to $489 thousand from $637 thousand for the three months ended September 30, 2013 and 2012, respectively. Deposit expense decreased $38 thousand to $314 thousand for the three months ended September 30, 2013 compared to $352 thousand for the three months ended September 30, 2012 as the average rate paid on deposits decreased 10 basis points to 0.51% for the three months ended September 30, 2013 from 0.61% for three months ended September 30, 2012.

Interest expense on borrowings decreased $110 thousand to $175 thousand for the three months ended September 30, 2013 compared to $285 thousand for the three months ended September 30, 2012. The average cost of borrowings decreased 16 basis points to 2.66% for the three months ended September 30, 2013 compared to September 30, 2012 as a result of paying off several matured higher costing term Federal Home Loan Bank advances.

Provision for Loan Losses. The Company’s provision for loan losses for the three months ended September 30, 2013 was $5 thousand, or a decrease of $107, thousand from $112 thousand for the three months ended September 30, 2012. For further discussion related to the provision for loan losses, see “Allowance for Loan Losses” in the “Comparison of Financial Condition at September 30, 2013 and June 30, 2013.” For further discussions related to loan portfolio performance, see “Non-performing Assets” in the “Comparison of Financial Condition at September 30, 2013 and June 30, 2013” and Note 4 of the notes to the consolidated financial statements.

Non-Interest Income. The following table summarizes changes in non-interest income:

	Three Months Ended September 30,		Change
	2013	2012	$	%
	(In thousands)

Customer service fees	$93	$90	$3	3.3%
Loan servicing fees	4	5	(1)	(20.0)
Bank owned life insurance income	65	73	(8)	(11.0)
Other non-interest income	34	32	2	6.3

Non-interest income before net gains (losses)	196	200	(4)	(2.0)

Net gain on sale of loans	25	—	25	—

Net gains (losses)	25	—	25	—

Total non-interest income	$221	$200	$21	10.5

Total non-interest income increased $21 thousand, to $221 thousand, for the three months ended September 30, 2013 compared to $200 thousand for the three months ended September 30, 2012. Net gains increased $25 thousand due to the sale of mortgage loans during the three months ended September 30, 2013. Net gains were offset by a net decrease in non-interest income of $4 thousand, to $196 thousand, for the three month period ended September 30, 2013. The decrease in non-interest income was primarily the result of a decrease in bank owned life insurance income of $8 thousand, to $65 thousand, during the three month period ended September 30, 2013.

Non-Interest Expense. The following table summarizes changes in non-interest expense:

	Three Months Ended September 30,		Change
	2013	2012	$	%
	(In thousands)

Salaries and employee benefits	$1,855	$1,770	$85	4.8%
Occupancy and equipment	388	388	—	—
Data processing	236	197	39	19.8
Directors’ fees	91	94	(3)	(3.2)
FDIC assessments	28	69	(41)	(59.4)
Other non-interest expense	439	403	36	8.9

Total non-interest expense	$3,037	$2,921	$116	4.0

Total non-interest expense increased to $3.0 million, an increase of $116 thousand, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Salaries and employee benefits, data processing expense, and other non-interest expense increased $85 thousand, $39 thousand, and $36 thousand, respectively, and were partially offset by a decrease in the Bank’s FDIC assessment of $41 thousand, to $28 thousand, due to improvements in the Bank’s credit quality. Other non-interest expense increased primarily due to an increase in operating expenses, third party service provider expenses, and legal, regulatory, and accounting fees. Salaries and employee benefits increased primarily due to an increase in the number of Bank employees and an increase in the Employee Stock Ownership Plan (“ESOP”) expense. The ESOP expense increased due to the increase in the Company’s market price on its common stock.

Income Taxes. The Company recorded income tax expense of $223 thousand for the three months ended September 30, 2013, reflecting an effective tax rate of 41.5%, compared to income tax expense of $162 thousand for the three months ended September 30, 2012, reflecting an effective tax rate of 38.4%.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required, as the Registrant is a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2013. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of September 30, 2013, the Company was not subject to any legal actions, the outcome of which was expected to have a material effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Not required, as the Company is a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information in connection with repurchases of the Company’s shares of common stock for the period of July 1, 2013 through September 30, 2013. All shares repurchased during the three months ended September 30, 2013 have been retired. On April 23, 2013, the Board of Directors authorized the repurchase of up to 210,377 shares, or approximately 5% of the Company’s common stock outstanding at the completion of the Company’s second repurchase program approved on March 16, 2012. The repurchase authorization has no expiration date.

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number Shares That May be Purchased the Plans or Programs

July 1, 2013 through July 31, 2013	—	$—	—	51,279
August 1, 2013 through August 31, 2013	1,000	18.25	1,000	50,279
September 1, 2013 through September 30, 2013	—	—	—	50,279

Total	1,000	18.25	1,000	50,279

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Exhibit Index” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2013	OBA FINANCIAL SERVICES, INC. (Registrant)

/S/ CHARLES E. WELLER
Charles E. Weller
President and Chief Executive Officer

Date: November 14, 2013	/S/ DAVID A. MILLER
David A. Miller
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Charles E. Weller, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of David A. Miller, Senior Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of Charles E. Weller, President and Chief Executive Officer, and David A. Miller, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.