Form 10-Q
period 2013-12-31
OBA Financial Services, Inc.
filed 2014-02-14
CIK 1471088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2013

or

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

4,038,006 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of February 7, 2014.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Condition (Unaudited)

	December 31, 2013	June 30, 2013
(In thousands, except share data)
Assets:
Cash and due from banks	$14,545	$16,006
Federal funds sold	1,313	167

Cash and cash equivalents	15,858	16,173
Interest bearing deposits with other banks	4,456	6,692
Securities available for sale	43,818	37,174
Securities held to maturity (fair value of $1,286 and $1,520)	1,211	1,445
Federal Home Loan Bank stock, at cost	1,160	1,160
Loans held for sale	—	414
Loans	303,918	303,276
Less: allowance for loan losses	3,494	3,473

Net loans	300,424	299,803
Premises and equipment, net	5,376	5,624
Bank owned life insurance	9,314	9,182
Other assets	3,938	3,944

Total assets	$385,555	$381,611

Liabilities:
Deposits:
Noninterest-bearing	$47,250	$42,422
Interest-bearing	241,928	240,841

Total deposits	289,178	283,263
Securities sold under agreements to repurchase	6,672	8,544
Federal Home Loan Bank advances	15,560	15,623
Advance payments from borrowers for taxes and insurance	302	1,324
Other liabilities	1,524	1,553

Total liabilities	313,236	310,307

Stockholders’ Equity:
Preferred stock (par value $.01); authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock (par value $.01); authorized 100,000,000 shares; issued and outstanding 4,038,006 and 4,048,436 shares at December 31, 2013 and June 30, 2013, respectively	40	40
Additional paid-in capital	34,163	33,726
Unearned ESOP shares	(2,962)	(3,055)
Retained earnings	41,156	40,531
Accumulated other comprehensive income (loss)	(78)	62

Total stockholders’ equity	72,319	71,304

Total liabilities and stockholders’ equity	$385,555	$381,611

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
(In thousands, except share and per share data)
Interest and Dividend Income:
Loans receivable, including fees	$3,689	$3,684	$7,287	$7,285
Investment securities:
Interest - taxable	234	277	460	547
Dividends	9	14	17	21
Federal funds sold	19	9	34	23

Total interest and dividend income	3,951	3,984	7,798	7,876

Interest Expense:
Deposits	304	314	618	666
Federal Home Loan Bank advances	169	219	339	457
Securities sold under agreements to repurchase	7	47	12	94

Total interest expense	480	580	969	1,217

Net interest income	3,471	3,404	6,829	6,659
Provision for loan losses	15	(17)	20	95

Net interest income after provision for loan losses	3,456	3,421	6,809	6,564

Non-Interest Income:
Customer service fees	86	93	179	183
Loan servicing fees	5	5	9	10
Bank owned life insurance income	67	71	132	144
Net gains (losses)	7	(24)	32	(24)
Other non-interest income	55	30	89	62

Total non-interest income	220	175	441	375

Non-Interest Expense:
Salaries and employee benefits	1,778	1,734	3,633	3,504
Occupancy and equipment	396	380	784	768
Data processing	275	189	511	386
Directors’ fees	101	89	192	183
FDIC assessments	50	69	78	138
Other non-interest expense	544	447	983	850

Total non-interest expense	3,144	2,908	6,181	5,829

Income before income taxes	532	688	1,069	1,110
Income tax expense	221	291	444	453

Net income	$311	$397	$625	$657

Basic earnings per share	$0.08	$0.10	$0.17	$0.17

Diluted earnings per share	$0.08	$0.10	$0.17	$0.17

Basic weighted average shares outstanding	3,737,188	3,799,778	3,736,005	3,812,501

Diluted weighted average shares outstanding	3,777,943	3,871,539	3,775,269	3,862,525

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
(In thousands)

Net income	$311	$397	$625	$657
Other comprehensive income (loss):
Net unrealized gains (losses) on available for sale securities, net of tax benefit of $82, $148, $90 and $3, respectively	(129)	(231)	(140)	(4)

Other comprehensive income (loss)	(129)	(231)	(140)	(4)

Comprehensive income	$182	$166	$485	$653

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

Six Months Ended December 31, 2013 and 2012

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
(In thousands)

Balances at July 1, 2013	$40	$33,726	$(3,055)	$40,531	$62	$71,304

Net income				625		625
Other comprehensive income (loss), net of tax					(140)	(140)
Purchase and retirement of 1,000 shares of Company stock		(18)				(18)
Retirement of 9,430 shares for tax payments		(173)				(173)
Share-based compensation expense		478				478
Tax benefit of 49,985 restricted shares vesting		70				70
ESOP shares committed to be released (9,258 shares)		80	93		—	173

Balances, December 31, 2013	$40	34,163	$(2,962)	$41,156	$(78)	$72,319

Balances at July 1, 2012	$43	$38,695	$(3,240)	$39,409	$808	$75,715

Net income				657		657
Other comprehensive income (loss), net of tax					(4)	(4)
Purchase and retirement of 85,600 shares of Company stock		(1,321)				(1,321)
Share-based compensation expense		469				469
Tax benefit of 49,485 restricted shares vesting		21				21
ESOP shares committed to be released (9,258 shares)		54	92			146

Balances, December 31, 2012	$43	$37,918	$(3,148)	$40,066	$804	$75,683

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
(in thousands)	2013	2012
Operating Activities:
Net income	$625	$657

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	20	95
Depreciation and amortization of premises and equipment	307	331
Net amortization of securities premiums and discounts	119	193
Proceeds from sales of loans held for sale	1,627	1,105
Originated loans held for sale	(1,181)	(1,504)
Net gains on sales of loans	(32)	(16)
Amortization of net deferred loan fees	(149)	(18)
Loss on other real estate owned	—	40
Bank owned life insurance income	(132)	(144)
ESOP expense	173	146
Share-based compensation expense	478	469
Amortization of mortgage servicing rights	2	5
Amortization of brokered deposit premiums	15	—
Tax benefit from vesting of restricted shares	(70)	(21)
Changes in other assets and liabilities, net	120	(11)

Total adjustments	1,297	670

Net cash provided by operating activities	1,922	1,327

Investing Activities:
Principal collections and maturities of securities available for sale	3,971	7,334
Principal collections and maturities of securities held to maturity	233	532
Purchases of securities available for sale	(10,963)	(16,384)
Redemption of Federal Home Loan Bank stock, net	—	384
Decrease in interest bearing deposits with other banks, net	2,236	957
Loan originations less principal collections, net	(492)	(1,310)
Purchases of premises and equipment	(59)	(82)

Net cash used in investing activities	(5,074)	(8,569)

Financing Activities:
Increase (decrease) in deposits	5,915	(2,919)
Decrease in securities sold under agreements to repurchase	(1,872)	(6,643)
Proceeds from FHLB advances	—	5,000
Repayment of FHLB advances	(63)	(5,061)
Net decrease in advance payments from borrowers for taxes and insurance	(1,022)	(1,398)
Tax benefit from vesting of restricted shares	70	21
Purchase and retirement of Company stock	(191)	(1,321)

Net cash provided by (used in) financing activities	2,837	(12,321)

Decrease in cash and cash equivalents	(315)	(19,563)
Cash and cash equivalents at beginning of period	16,173	31,525

Cash and cash equivalents at end of period	$15,858	$11,962

Supplemental Disclosures:
Interest paid	$963	$1,258
Income taxes paid, net	475	154

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

Operating results for the three and six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014 or any other interim period. The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes filed on Form 10-K for the fiscal year ended June 30, 2013.

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

Accumulated other comprehensive income (loss) consists of the following:

	December 31, 2013	June 30, 2013
	(In thousands)

Unrealized gains (losses) on available for sale securities	$(128)	$102
Tax effect	(50)	40

Total	$(78)	$62

NOTE 3 — SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
December 31, 2013
Securities available for sale:
Debt Securities:
Residential mortgage-backed securities (1)	$43,863	$601	$(728)	$43,736
Trust preferred security	33	—	(1)	32

Total debt securities available for sale	43,896	601	(729)	43,768
Equity securities	50	—	—	50

Total securities available for sale	43,946	601	(729)	43,818

Securities held to maturity:
Debt Securities:
Residential mortgage-backed securities (1)	1,211	75	—	1,286

Total debt securities held to maturity	1,211	75	—	1,286

Total investment securities	$45,157	$676	$(729)	$45,104

June 30, 2013
Securities available for sale:
Debt Securities:
Residential mortgage-backed securities (1)	$36,981	$616	$(513)	$37,084
Trust preferred security	41	—	(1)	40

Total debt securities available for sale	37,022	616	(514)	37,124
Equity securities	50	—	—	50

Total securities available for sale	37,072	616	(514)	37,174

Securities held to maturity:
Debt Securities:
Residential mortgage-backed securities (1)	1,445	75	—	1,520

Total debt securities held to maturity	1,445	75	—	1,520

Total investment securities	$38,517	$691	$(514)	$38,694

(1)	All residential mortgage-backed securities were issued by FNMA, FHLMC, or GNMA.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2013 are as follows:

	Available for sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(In thousands)

Due after ten years	$33	$32	$—	$—
Residential mortgage-backed securities	43,863	43,736	1,211	1,286

Total	$43,896	$43,768	$1,211	$1,286

At December 31, 2013 the market value of securities securing customer repurchase agreements was $16.3 million. There were no dealer repurchase agreements. At June 30, 2013, the market value of securities securing customer repurchase agreements was $12.5 million.

Information pertaining to securities with gross unrealized losses at the dates listed aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
			(In thousands)

December 31, 2013
Residential mortgage-backed securities	$619	$26,027	$109	$2,196	9	$728	$28,223
Trust preferred security	1	32	—	—	1	1	32

Total	$620	$26,059	$109	$2,196	10	$729	$28,255

June 30, 2013
Residential mortgage-backed securities	$513	$18,870	$—	$—	6	$513	$18,870
Trust preferred security	1	40	—	—	1	1	40

Total	$514	$18,910	$—	$—	7	$514	$18,910

At December 31, 2013 and at June 30, 2013, all residential mortgage backed securities and their contractual cash flows were guaranteed by FNMA, FHLMC, or GNMA. The Company’s sole trust preferred security is a variable rate pool of trust preferred securities issued by insurance companies or their holding companies. These positions and the related unrealized losses are not material to the Company’s consolidated financial position or results of operations. The decline in the residential mortgage backed securities has been primarily caused by the movement in market interest rates. The Company has no intent or requirement to sell these securities.

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

The classes of loans are as follows:

	December 31, 2013	June 30, 2013
	(In thousands)

Commercial business	$38,441	$42,321
Commercial real estate	153,020	140,104
Construction	11,787	13,044
Residential mortgage	74,972	80,529
Home equity loans and lines of credit	25,726	27,336

Loans	303,946	303,334
Net deferred commercial loan fees	(267)	(320)
Net deferred home equity costs	239	262

Loans net of deferred (fees) costs	303,918	303,276
Allowance for loan losses	(3,494)	(3,473)

Total loans, net	$300,424	$299,803

The following tables present the classes of the loan portfolio summarized by loan rating within the Bank’s internal risk rating system:

December 31, 2013:

	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial business	$35,796	$1,197	$1,448	$—	$38,441
Commercial real estate	146,628	—	6,392	—	153,020
Construction	11,787	—	—	—	11,787
Residential mortgage	72,847	—	2,125	—	74,972
Home equity loans and lines of credit	25,620	75	31	—	25,726

Total	$292,678	$1,272	$9,996	$—	$303,946

June 30, 2013:

	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial business	$38,149	$3,302	$870	$—	$42,321
Commercial real estate	133,711	1,578	4,815	—	140,104
Construction	13,044	—	—	—	13,044
Residential mortgage	78,393	—	2,136	—	80,529
Home equity loans and lines of credit	26,833	75	428	—	27,336

Total	$290,130	$4,955	$8,249	$—	$303,334

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

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due and non-accrual status:

December 31, 2013:

	31-60 Days Past Due	61-90 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Non-Accrual Loans
(In thousands)
Commercial business	$—	$—	$—	$—	$38,441	$38,441	$—
Commercial real estate	—	—	—	—	153,020	153,020	—
Construction	—	—	—	—	11,787	11,787	—
Residential mortgage	317	—	622	939	74,033	74,972	622
Home equity loans and lines of credit	189	—	—	189	25,537	25,726	75

Total	$506	$—	$622	$1,128	$302,818	$303,946	$697

June 30, 2013:

	31-60 Days Past Due	61-90 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Non-Accrual Loans
(In thousands)
Commercial business	$—	$—	$—	$—	$42,321	$42,321	$—
Commercial real estate	82	—	—	82	140,022	140,104	—
Construction	—	—	—	—	13,044	13,044	—
Residential mortgage	—	—	622	622	79,907	80,529	622
Home equity loans and lines of credit	75	—	—	75	27,261	27,336	75

Total	$157	$—	$622	$779	$302,555	$303,334	$697

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

The adjustments to historical loss experience are based on Management’s evaluation of several qualitative and environmental factors, including, but not limited to:

•	changes in any concentration of credit (including, but not limited to, concentrations by geography, industry, or collateral type);

•	changes in the number and amount of non-accrual loans, watch list loans, and past due loans;

•	changes in national, state, and local economic trends;

•	changes to other external influences including, but not limited to, legal, accounting, peer, and regulatory changes;

•	changes in the types of loans in the loan portfolio;

•	changes in the experience and ability of personnel and management in the loan origination and loan servicing departments;

•	changes in the value of underlying collateral for collateral dependent loans;

•	changes in lending strategies; and

•	changes in lending policies and procedures.

The following table summarizes activity in the allowance for loan losses:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2013	2012	2013	2012
Balance at beginning of period	$3,479	$3,140	$3,473	$3,035
Provision for loan losses	15	(17)	20	95
Charge-offs	—	—	—	(8)
Recoveries	—	2	1	3

Balance at end of period	$3,494	$3,125	$3,494	$3,125

The following tables set forth the activity in and allocation of the allowance for loan losses by loan portfolio class for the periods as listed:

Three Months Ended December 31, 2013

					Home
	Commercial	Commercial		Residential	equity loans and lines
	business	real estate	Construction	mortgage	of credit	Unallocated	Total
(In thousands)
Allowance for loan losses:
Beginning Balance	$421	$1,608	$98	$820	$281	$251	$3,479
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions	(4)	81	18	(22)	(8)	(50)	15

Ending balance	$417	$1,689	$116	$798	$273	$201	$3,494

Six Months Ended December 31, 2013

					Home equity loans
	Commercial	Commercial		Residential	and lines
	business	real estate	Construction	mortgage	of credit	Unallocated	Total
(In thousands)
Allowance for loan losses:
Beginning Balance	$429	$1,573	$122	$847	$270	$232	$3,473
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	1	—	—	—	—	1
Provisions	(12)	115	(6)	(49)	3	(31)	20

Ending balance	$417	$1,689	$116	$798	$273	$201	$3,494

Three Months Ended December 31, 2012

					Home
	Commercial	Commercial		Residential	equity loans and lines
	business	real estate	Construction	mortgage	of credit	Unallocated	Total
(In thousands)
Allowance for loan losses:
Beginning Balance	$698	$1,156	$6	$815	$380	$85	$3,140
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	2	—	—	—	—	2
Provisions	84	(81)	7	(97)	(5)	75	(17)

Ending balance	$782	$1,077	$13	$718	$375	$160	$3,125

Six Months Ended December 31, 2012

					Home equity loans
	Commercial	Commercial		Residential	and lines
	business	real estate	Construction	mortgage	of credit	Unallocated	Total
(In thousands)
Allowance for loan losses:
Beginning Balance	$670	$955	$7	$772	$390	$241	$3,035
Charge-offs	—	(8)	—	—	—	—	(8)
Recoveries	—	3	—	—	—	—	3
Provisions	112	127	6	(54)	(15)	(81)	95

Ending balance	$782	$1,077	$13	$718	$375	$160	$3,125

The following tables present the balance in the allowance for loan losses and the recorded in investment in loans by portfolio class and based on impairment method:

December 31, 2013:

					Home
					equity loans
	Commercial	Commercial		Residential	and lines
	business	real estate	Construction	mortgage	of credit	Unallocated	Total loans
(In thousands)
Allowance for Loan Losses:
Ending allowance balance related to loans:
Individually evaluated for impairment	$—	$—	$—	$147	$—	$—	$147
Collectively evaluated for impairment	417	1,689	116	651	273	201	3,347

Total ending allowance balance	$417	$1,689	$116	$798	$273	$201	$3,494

Loans:
Ending loan balance
Individually evaluated for impairment	$117	$2,536	$—	$1,504	$31		$4,188
Collectively evaluated for impairment	38,324	150,484	11,787	73,468	25,695		299,758

Total ending loan balance	$38,441	$153,020	$11,787	$74,972	$25,726		$303,946

June 30, 2013:

					Home
					equity loans
	Commercial	Commercial		Residential	and lines
	business	real estate	Construction	mortgage	of credit	Unallocated	Total loans
(In thousands)
Allowance for Loan Losses:
Ending allowance balance related to loans:
Individually evaluated for impairment	$—	$—	$—	$148	$—	$—	$148
Collectively evaluated for impairment	429	1,573	122	699	270	232	3,325

Total ending allowance balance	$429	$1,573	$122	$847	$270	$232	$3,473

Loans:
Ending loan balance
Individually evaluated for impairment	$121	$1,329	$—	$1,515	$428		$3,393
Collectively evaluated for impairment	42,200	138,775	13,044	79,014	26,908		299,941

Total ending loan balance	$42,321	$140,104	$13,044	$80,529	$27,336		$303,334

The following tables summarize information in regards to impaired loans by portfolio class as of and for the periods ended:

				December 31, 2013
	At December 31, 2013			Three Months Ended		Six Months Ended
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
(In thousands)
With No Related Allowance Recorded:
Commercial business	$117	$117	$—	$118	$—	$119	$—
Commercial real estate	2,536	2,625	—	1,926	19	1,932	38
Commercial construction	—	—	—	—	—	—	—
Residential mortgage	546	546	—	547	6	548	19
Home equity loans and lines of credit	31	31	—	230	—	230	3

Total with no allowance recorded	$3,230	$3,319	$—	$2,821	$25	$2,829	$60

With an Allowance Recorded:
Commercial business	$—	$—	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—
Residential mortgage	958	958	147	960	13	887	20
Home equity loans and lines of credit	—	—	—	—	—	—	—

Total with allowance recorded	$958	$958	$147	$960	$13	$887	$20

Total:
Commercial business	$117	$117	$—	$118	$—	$119	$—
Commercial real estate	2,536	2,625	—	1,926	19	1,932	38
Commercial construction	—	—	—	—	—	—	—
Residential mortgage	1,504	1,504	147	1,507	19	1,435	39
Home equity loans and lines of credit	31	31	—	230	—	230	3

Total	$4,188	$4,277	$147	$3,781	$38	$3,716	$80

				December 31, 2012
	At December 31, 2012			Three Months Ended		Six Months Ended
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
(In thousands)
With No Related Allowance Recorded:
Commercial business	$7	$7	$—	$8	$—	$8	$—
Commercial real estate	6,240	6,329	—	6,245	19	6,341	38
Commercial construction	—	—	—	—	—	—	—
Residential mortgage	75	75	—	266	—	266	10
Home equity loans and lines of credit	32	32	—	33	1	33	1

Total with no allowance recorded	$6,354	$6,443	$—	$6,552	$20	$6,648	$49

With an Allowance Recorded:
Commercial business	$—	$—	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—
Residential mortgage	970	970	149	971	14	972	20
Home equity loans and lines of credit	—	—	—	—	—	—	—

Total with allowance recorded	$970	$970	$149	$971	$14	$972	$20

Total:
Commercial business	$7	$7	$—	$8	$—	$8	$—
Commercial real estate	6,240	6,329	—	6,245	19	6,341	38
Commercial construction	—	—	—	—	—	—	—
Residential mortgage	1,045	1,045	149	1,237	14	1,238	30
Home equity loans and lines of credit	32	32	—	33	1	33	1

Total	$7,324	$7,413	$149	$7,523	$34	$7,620	$69

				June 30, 2013
	At June 30, 2013			For the year ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
(In thousands)
With No Related Allowance Recorded:
Commercial business loans	$121	$121	$—	$65	$—
Commercial real estate	1,329	1,418	—	3,886	—
Commercial construction	—	—	—	—	—
Residential mortgages	551	551	—	542	33
Home equity loans and lines of credit	428	428	—	230	—

Total with no allowance recorded	$2,429	$2,518	$—	$4,723	$33

With an Allowance Recorded:
Commercial business loans	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	72
Commercial construction	—	—	—	—	—
Residential mortgages	964	964	148	895	13
Home equity loans and lines of credit	—	—	—	—	2

Total with allowance recorded	$964	$964	$148	$895	$87

Total:
Commercial business loans	$121	$121	$—	$65	$—
Commercial real estate	1,329	1,418	—	3,886	72
Commercial construction	—	—	—	—	—
Residential mortgages	1,515	1,515	148	1,437	46
Home equity loans and lines of credit	428	428	—	230	2

Total	$3,393	$3,482	$148	$5,618	$120

The following table presents troubled debt restructurings occurring during the three and six month periods listed below:

	December 31, 2013			December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
(In thousands)
Three months ended December 31:
Commercial business	—	$—	$—	—	$—	$—
Commercial real estate	1	1,188	1,202	—	—	—
Residential mortgage	—	—	—	—	—	—

Total Troubled Debt Restructurings	1	$1,188	$1,202	—	$—	$—

Six months ended December 31:
Commercial business	—	$—	$—	—	$—	$—
Commercial real estate	1	1,188	1,202	—	—	—
Residential mortgage	—	—	—	—	—	—

Total Troubled Debt Restructurings	1	$1,188	$1,202	—	$—	$—

Generally, the Bank does not forgive principal or interest on loans or modify the interest rate on loans to rates that are below market rates based on the risks associated with the modified loans. Although, loans can be modified to make concessions to help a borrower remain current on the loan and to avoid foreclosure. These troubled debt restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to financial difficulties of the borrower. During the three and six months ended December 31, 2013 and 2012, no loans previously classified as troubled debt restructurings subsequently defaulted.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Transfers between fair value hierarchy levels are recognized as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between fair value hierarchy levels for the three and six months ended December 31, 2013 or 2012.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at the dates listed are as follows:

(In thousands)		(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
	December 31,	Identical	Observable	Unobservable
Description	2013	Assets	Inputs	Inputs

Residential mortgage-backed securities (1)	$43,736	$—	$43,736	$—
Trust preferred security	32	—	—	32
Equity securities	50	—	50	—

Securities available for sale	$43,818	$—	$43,786	$32

		(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
	June 30,	Identical	Observable	Unobservable
Description	2013	Assets	Inputs	Inputs

Residential mortgage-backed securities (1)	$37,084	$—	$37,084	$—
Trust preferred security	40	—	—	40
Equity securities	50	—	50	—

Securities available for sale	$37,174	$—	$37,134	$40

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended December 31, 2013 and 2012:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2013	2012	2013	2012

Beginning balance	$37	$54	$40	$54

Principal repayments	(5)	(18)	(8)	(22)
Unrealized gains included in other comprehensive income	—	12	—	16

Ending balance	$32	$48	$32	$48

Level 3 securities consist of one trust preferred security at December 31, 2013 and 2012 and June 30, 2013.

For assets measured at fair value on a nonrecurring basis at the dates listed, the fair value measurements by level within the fair value hierarchy are as follows:

(In thousands)		(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
	December 31,	Identical	Observable	Unobservable
Description	2013	Assets	Inputs	Inputs

Impaired loans	$811	$—	$—	$811

(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
	June 30,	Identical	Observable	Unobservable
Description	2013	Assets	Inputs	Inputs

Impaired loans	$816	$—	$—	$816

The methods and assumptions used to estimate the fair values included in the above tables are included in the disclosures and tables that follow.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate fair values at December 31, 2013 and June 30, 2013:

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

Quantitative information about Level 3 Fair Value Measurement is included in the tables below:

(In thousands)	Quantitative Information about Level 3 Fair Value Measurements
				Estimated
	Fair Value	Valuation	Unobservable	Range
December 31, 2013	Estimate	Techniques	Inputs	(weighted average)

Impaired loans	$811	Appraisal of	Appraisal	0.0% to –25.0%
		collateral	adjustments	(–6.5%)
			Liquidation	–3.0% to –5.0%
			expenses	(–3.3%)

(In thousands)	Quantitative Information about Level 3 Fair Value Measurements
				Estimated
	Fair Value	Valuation	Unobservable	Range
June 30, 2013	Estimate	Techniques	Inputs	(weighted average)

Impaired loans	$816	Appraisal of	Appraisal	0.0% to –25.0%
		collateral	adjustments	(–6.5%)
			Liquidation	–3.0% to –5.0%
			expenses	(–3.3%)

The estimated fair values of the Company’s financial instruments were as follows:

			Fair Value Hierarchy at
			December 31, 2013
			Quoted Prices in
			Active Markets	Significant Other	Significant
	December 31, 2013		For Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$15,858	$15,858	$15,858	$—	$—
Interest bearing deposits with other banks	4,456	4,456	4,456	—	—
Securities available for sale	43,818	43,818	—	43,786	32
Securities held to maturity	1,211	1,286	—	1,286	—
Federal Home Loan Bank stock	1,160	1,160	—	1,160	—
Loans held for sale	—	—	—	—	—
Loans receivable, net	300,424	306,252	—	—	306,252
Accrued interest receivable	1,069	1,069	—	1,069	—
Mortgage servicing rights	25	25	—	—	25

Financial liabilities:
Deposits	289,178	289,168	—	289,168	—
Securities sold under agreements to repurchase	6,672	6,671	—	6,671	—
Federal Home Loan Bank Advances	15,560	16,948	—	16,948	—
Accrued interest payable	117	117	—	117	—

Off-Balance sheet financial instruments	—	—	—	—	—

			Fair Value Hierarchy at
			June 30, 2013
			Quoted Prices in
			Active Markets	Significant Other	Significant
	June 30, 2013		For Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$16,173	$16,173	$16,173	$—	$—
Interest bearing deposits with other banks	6,692	6,692	6,692	—	—
Securities available for sale	37,174	37,174	—	37,134	40
Securities held to maturity	1,445	1,520	—	1,520	—
Federal Home Loan Bank stock	1,160	1,160	—	1,160	—
Loans held for sale	414	414	—	—	414
Loans receivable, net	299,803	303,770	—	—	303,770
Accrued interest receivable	1,111	1,111	—	1,111	—
Mortgage servicing rights	28	28	—	—	28

Financial liabilities:
Deposits	283,263	283,215	—	283,215	—
Securities sold under agreements to repurchase	8,544	8,543	—	8,543	—
Federal Home Loan Bank Advances	15,623	17,223	—	17,223	—
Accrued interest payable	111	111	—	111	—

Off-Balance sheet financial instruments	—	—	—	—	—

NOTE 6 — GUARANTEES

The Company has not issued any guarantees that would require liability recognition or disclosure other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of December 31, 2013, the Company had $1.2 million of outstanding letters of credit. Management believes the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. Management believes the current amount of the liability as of December 31, 2013 for guarantees under letters of credit issued is not material.

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. Total ESOP shares may be reduced as a result of employees leaving the Company as shares that have previously been released to those exiting employees may be removed from the plan and transferred to that employee. As shares are committed to be released from the suspense account, the Bank reports compensation expense based on the average fair value of shares committed to be released with a corresponding credit to stockholders’ equity. Compensation expense relating to the ESOP recognized for the six months ended December 31, 2013 and 2012 amounted to $173 thousand and $146 thousand, respectively. Compensation expense recognized for the three months ended December 31, 2013 and 2012 amounted to $88 thousand and $77 thousand, respectively.

Shares held by the ESOP trust at the dates listed were as follows:

	December 31,
	2013	2012

Allocated shares	71,586	53,945
Unallocated shares	296,240	314,755

Total ESOP shares	367,826	368,700

Fair value of unallocated shares, in thousands	$5,392	$5,537

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the plan is 648,025. Total share-based compensation expense for the six months ended December 31, 2013 and 2012 was $478 thousand and $469 thousand, respectively. Total share-based compensation expense for the three months ended December 31, 2013 and 2012 was $239 thousand and $234 thousand, respectively.

Stock Options

The table below presents the stock option activity for the period shown:

Weighted
		average	Remaining
		exercise	contractual
	Options	price	life (years)
Options outstanding at June 30, 2013	281,150	$14.92
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Options outstanding at December 31, 2013	281,150	$14.92	7.6

Weighted
		average	Remaining
		exercise	contractual
	Options	price	life (years)
Options outstanding at June 30, 2012	272,150	$14.79
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Options outstanding at December 31, 2012	272,150	$14.79	8.6

As of December 31, 2013, the Company had $528 thousand of unrecognized compensation costs related to stock options. The cost of stock options will be amortized in equal annual installments over the five-year vesting period, of which three years remain. There were 56,230 options vested during the six months ended December 31, 2013. Stock option expense for the six months ended December 31, 2013 and 2012 was $103 thousand and $99 thousand, respectively. Stock option expense for the three months ended December 31, 2013 and 2012 was $52 thousand and $49 thousand, respectively.

Restricted Stock Awards

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of grant. Unvested restricted stock awards may not be disposed of or transferred during the vesting period. Restricted stock awards carry with them the right to receive dividends.

The table below presents the restricted stock award activity for the period shown:

	Service- Based	Weighted	Performance- Based	Weighted	Total	Weighted
	Restricted	average	Restricted	average	Restricted	average
	stock	grant date	stock	grant date	stock	grant date
	awards	fair value	awards	fair value	awards	fair value
Non-vested at June 30, 2013	111,596	$14.86	88,872	$14.81	200,468	$14.84
Granted	—		—	—	—
Vested	27,767	$14.84	22,218	$14.81	49,985	$14.83
Forfeited	—	—	—	—	—	—

Non-vested at December 31, 2013	83,829	$14.87	66,654	$14.81	150,483	$14.84

	Service- Based	Weighted	Performance- Based	Weighted	Total	Weighted
	Restricted	average	Restricted	average	Restricted	average
	stock	grant date	stock	grant date	stock	grant date
	awards	fair value	awards	fair value	awards	fair value
Non-vested at June 30, 2012	136,363	$14.77	111,090	$14.81	247,453	$14.79
Granted	—		—	—	—
Vested	27,267	$14.77	22,218	$14.81	49,485	$14.79
Forfeited	—	—	—	—	—	—

Non-vested at December 31, 2012	109,096	$14.77	88,872	$14.81	197,968	$14.79

As of December 31, 2013, the Company had $1.9 million of unrecognized compensation cost related to restricted stock awards. The cost of the restricted stock awards will be amortized in equal annual installments over the five-year vesting period, of which three remain. The vesting of the performance-based stock awards is contingent upon meeting certain Company-wide performance goals. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed. Restricted stock expense for the six months ended December 31, 2013 and 2012 was $375 thousand and $370 thousand, respectively. Restricted stock expense for the three months ended December 31, 2013 and 2012 was $187 thousand and $185 thousand, respectively.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands, except share data)	2013	2012	2013	2012

Net income	$311	$397	$625	$657

Weighted average number of shares used in:
Basic earnings per share	3,737,188	3,799,778	3,736,005	3,812,501
Diluted common stock equivalents	40,755	71,761	39,264	50,024

Diluted earnings per share	3,777,943	3,871,539	3,775,269	3,862,525

Net income per common share, basic	$0.08	$0.10	$0.17	$0.17

Net income per common share, diluted	$0.08	$0.10	$0.17	$0.17

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Comparison of Financial Condition at December 31, 2013 and June 30, 2013

Assets. Total assets increased $3.9 million to $385.6 million at December 31, 2013 from $381.6 million at June 30, 2013. The increase was primarily due to an increase securities partially offset by decreases in interest bearing deposits with other banks.

Cash and Cash Equivalents. At December 31, 2013, cash and cash equivalents were effectively unchanged at $15.9 million, from $16.2 million, at June 30, 2013.

Loans. At December 31, 2013, total gross loans were $303.9 million, a slight increase of $642 thousand, as compared to $303.3 million at June 30, 2013. The commercial loan portfolio increased $7.8 million to $203.2 million at December 31, 2013 from $195.5 million at June 30, 2013 as the Company continued its focus on originating commercial loans. The commercial real estate loan portfolio increased $12.9 million, to $153.0 million, at December 31, 2013 from $140.1 million at June 30, 2013. This increase was offset by decreases of $3.9 million, to $38.4 million, in the commercial business portfolio, $1.3 million, to $11.8 million, construction portfolio, $5.6 million, to $75.0 million, in the residential mortgage portfolio, and $1.6 million, to $25.7 million in the home equity loans and lines of credit portfolio. For further detail, see “Note 4 – Credit Quality of Loans and Allowance for Loan Losses” in the accompanying consolidated financial statements.

Allowance for Loan Losses.

The following table summarizes activity in the allowance for loan losses:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2013	2012	2013	2012
Balance at beginning of period	$3,479	$3,140	$3,473	$3,035
Provision for loan losses	15	(17)	20	95
Charge-offs	—	—	—	(8)
Recoveries	—	2	1	3

Balance at end of period	$3,494	$3,125	$3,494	$3,125

Ratios:
Net charge-offs to average loans	—%	—%	—%	—%
Allowance for loan losses to loans	1.15	1.05	1.15	1.05

At December 31, 2013, the allowance for loan losses was $3.5 million compared with $3.1 million at December 31, 2012 and $3.5 million at June 30, 2013. The allowance for loan losses as a percentage of total loans at December 31, 2013 was 1.15% compared to 1.15% at September 30, 2013, 1.15% at June 30, 2013 and 1.05% at December 31, 2012. There were effectively no net recoveries or charge-offs as a percentage of average loans for the three months and six months ended December 31, 2013 and December 31, 2012. The Bank had $4.2 million in impaired loans at December 31, 2013 as compared to $3.4 million at June 30, 2013. For further detail, see “Note 4 – Credit Quality of Loans and Allowance for Loan Losses” in the accompanying financial statements.

Non-performing Assets. Loans are generally placed on non-accrual status when payment of principal or interest is 90 days or more delinquent unless well secured and in the process of collection. Loans can also be placed on non-accrual status if collection of principal or interest in full is in doubt. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if both principal and interest payments are brought current, there has been a period of sustained performance (generally, six months), and full payment of principal and interest is expected. At December 31, 2013, the Company had $697 thousand in total non-performing assets, which was unchanged from June 30, 2013. These totals represent two residential mortgage loans and one home equity line of credit. Of the $697 thousand in non-performing assets at December 31, 2013, none were also troubled debt restructurings.

The following table summarizes non-performing assets:

	December 31,	June 30,
(dollars in thousands)	2013	2013
Non-performing assets
Non-accrual loans:
Residential mortgages	$622	622
Home equity loans and lines of credit	75	75

Total non-accrual loans	697	697
Other real estate owned	—	—

Total non-performing assets	$697	$697

Asset quality ratios:
Non-performing loans to total loans	0.23%	0.23%
Non-performing assets to total assets	0.18	0.18

The non-performing loans to total loans ratio was 23 basis points at December 31, 2013 and 23 basis points at June 30, 2013. The non-performing assets to total assets ratio was 18 basis points at December 31, 2013 and 18 basis points at June 30, 2013. For further detail, see “Note 4 — Credit Quality of Loans and Allowance for Loan Losses” in the accompanying financial statements.

Troubled Debt Restructurings. At December 31, 2013 and June 30, 2013, the Company had $4.3 million and $3.5 million of loans, respectively, which were considered troubled debt restructurings. At December 31, 2013, the Bank had $1.6 million in residential mortgage loans and home equity loans and lines of credit that were considered troubled debt restructurings and $2.7 million in commercial real estate loans that were considered troubled debt restructurings. At June 30, 2013, the Bank had $1.9 million in residential mortgage loans and home equity loans and lines of credit that were considered troubled debt restructurings and $1.6 million in commercial real estate loans that were considered troubled debt restructurings. Of the $4.3 million in loans considered troubled debt restructurings, none were also non-performing loans. For further detail, see “Note 4 — Credit Quality of Loans and Allowance for Loan Losses” in the accompanying financial statements.

Securities. At December 31, 2013, the securities portfolio totaled $45.0 million, or 11.7% of total assets, as compared to $38.6 million, or 10.1% of total assets, at June 30, 2013.

Deposits. At December 31, 2013, deposits increased $5.9 million to $289.2 million from $283.3 million at June 30, 2013. Total checking accounts increased $8.4 million to $122.0 million at December 31, 2013. Total certificates of deposits increased $4.6 million to $76.4 million at December 31, 2013. These increases were primarily offset by a decrease of $7.1 million, to $84.1 million, in money market accounts at December 31, 2013.

Borrowings. At December 31, 2013, total borrowings decreased $1.9 million to $22.2 million from $24.2 million at June 30, 2013. Customer repurchase agreements decreased $1.9 million to $6.7 million at December 31, 2013 from $8.5 million at June 30, 2013. At December 31, 2013 and June 30, 2013, Federal Home Loan Bank advances totaled $15.6 million.

At December 31, 2013, the Company had access to additional Federal Home Loan Bank advances of up to $46.5 million.

Equity. Equity totaled $72.3 million at December 31, 2013 and $71.3 million at June 30, 2013. At December 31, 2013, the Company had repurchased 160,098 shares of its common stock of the 210,252 shares approved in its third share repurchase program. The Company’s initial share repurchase program was completed as of May 3, 2012, having repurchased the 462,875 shares approved in that initial program. The Company’s second share repurchase program was completed on April 17, 2012, having repurchased 208,294 shares. The Company’s Board of Directors adopted a third share repurchase program, previously disclosed in the Company’s Form 8-K filed on April 29, 2013.

Capital and Liquidity. The Bank intends to maintain a strong capital position that supports its strategic goals while exceeding regulatory standards. At December 31, 2013, the Bank met the definition of a “well-capitalized” institution by exceeding all regulatory minimum capital requirements. The following tables summarize the consolidated and Bank capital ratios:

	Ratios at
	December 31,	June 30,	“Well-Capitalized”
	2013	2013	Minimums

Consolidated Capital Ratios:

Total Capital to risk-weighted assets	25.68%	25.64%	—

Tier 1 Capital to risk-weighted assets	24.50%	24.45%	—

Tier 1 Leverage	18.77%	18.67%	—

Bank Capital Ratios:

Total Capital to risk-weighted assets	22.69%	22.53%	10.00%

Tier 1 Capital to risk-weighted assets	21.50%	21.34%	6.00%

Tier 1 Leverage	16.47%	16.30%	5.00%

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

Comparison of Operating Results for the Three Months Ended December 31, 2013 and 2012

General. Net income decreased $86 thousand, to $311 thousand, for the three months ended December 31, 2013 from net income of $397 thousand for the three months ended December 31, 2012. The decrease in net income was primarily a result of an increase in non-interest expense of $236 thousand and provision for loan losses of $32 thousand offset by an increase in net interest income of $67 thousand and non-interest income of $45 thousand and a decrease in tax expense of $70 thousand.

Net Interest Income. Net interest income increased by $67 thousand to $3.5 million for the three months ended December 31, 2013 as compared to $3.4 million for the three months ended December 31, 2012. Total interest expense decreased $100 thousand, or 17.2%, to $480 thousand for the three months ended December 31, 2013 as compared to $580 thousand for the three months ended December 31, 2012. The decrease in interest expense was primarily the result of the Bank decreasing deposit rates while maintaining its competitive position within the local market, paying off matured higher costing brokered certificates of deposit exclusive of the core customer-based Certificate of Deposit Account Registry Service (“CDARS”) program and higher costing term Federal Home Loan Bank advances, and reducing the rate on customer repurchase agreements. Interest and dividend income was effectively unchanged at $4.0 million for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012.

The net interest margin was 3.90% for the three months ended December 31, 2013 compared to 3.80% for the three months ended December 31, 2012. The increase in the net interest margin was primarily a result of a 17 basis point decrease in the average yield of interest-bearing liabilities as compared to a one basis point decrease in the average yield of interest-earning asset. Net interest-earning assets decreased $9.1 million as average interest-earning assets decreased $3.0 million to $352.9 million for the period ended December 31, 2013 compared to $355.9 million for the period ended December 31, 2012. Average interest-bearing liabilities increased $6.1 million to $275.5 million for the period ended December 31, 2013 as compared to $269.4 million for the period ended December 31, 2012.

Interest and Dividend Income. Interest and dividend income was effectively unchanged at $4.0 million for the three months ended December 31, 2013 and 2012. Interest income on investments decreased to $234 thousand for the period ended December 31, 2013 from $277 thousand for the period ended December 31, 2012. Interest income on loans increased slightly to $3.7 million for the period ended December 31, 2013. Interest of Federal Funds sold increased $10 thousand to $19 thousand for the period ended December 31, 2013.

The average yield on loans decreased 13 basis points, to 4.80%, for the three months ended December 31, 2013 from 4.93% for the three months ended December 31, 2012. Total average loans increased $7.8 million to $304.6 million, reflecting an increase in the average balance of commercial loans of $25.1 million to $201.2 million for the three months ended December 31, 2013. The increase in average commercial loans was offset by a decrease in average residential mortgage loans of $12.5 million to $76.8 million and a decrease in average consumer loans of $4.8 million to $26.6 million for the three months ended December 31, 2013 as compared to $89.3 million and $31.4 million, respectively, for the three months ended December 31, 2012.

The average yield on securities increased 20 basis points to 2.25% for the three months ended December 31, 2013 from 2.05% for the three months ended December 31, 2012, reflecting the increase in market interest rates that slowed prepayments on the existing portfolio and the use of investment cash flows to purchase replacement bonds which contain higher yields due to the increase in market interest rates.

Interest Expense. Interest expense decreased $100 thousand to $480 thousand from $580 thousand for the three months ended December 31, 2013 and 2012, respectively. Deposit expense decreased $10 thousand from $314 thousand for the three months ended December 31, 2013 as the average rate paid on deposits decreased five basis points to 0.49% for the three months ended December 31, 2013 from 0.54% for three months ended December 31, 2012.

Interest expense on borrowings decreased $90 thousand to $176 thousand for the three months ended December 31, 2013 as compared to $266 thousand for the three months ended December 31, 2012. The average cost of borrowings decreased 14 basis points to 2.50% for the three months ended December 31, 2013 as compared to 2.64% at December 31, 2012 as a result of paying off matured higher costing term Federal Home Loan Bank advances. Interest expense on securities sold under agreement to repurchase decreased $40 thousand to $7 thousand for the period ended December 31, 2013.

Provision for Loan Losses. The Company’s provision for loan losses for the three months ended December 31, 2013 was $15 thousand, or an increase of $32 thousand from a credit of $17 thousand for the three months ended December 31, 2012. For further discussion related to the provision for loan losses, see “Allowance for Loan Losses” in the “Comparison of Financial Condition at December 31, 2013 and June 30, 2013.” For further discussions related to loan portfolio performance, see “Non-performing Assets” in the “Comparison of Financial Condition at December 31, 2013 and June 30, 2013” and Note 4 of the notes to the consolidated financial statements.

Non-Interest Income. The following table summarizes changes in non-interest income:

	Three Months Ended December 31,		Change
	2013	2012	$	%
	(In thousands)

Customer service fees	$86	$93	$(7)	(7.5)%
Loan servicing fees	5	5	—	—
Bank owned life insurance income	67	71	(4)	(5.6)
Other non-interest income	55	30	25	83.3

Non-interest income before net gains (losses)	213	199	14	7.0

Net gain on sale of loans	7	16	(9)	(56.3)
Write-down of other real estate property	—	(40)	40	(100.0)

Net gains (losses)	7	(24)	31	(129.2)

Total non-interest income	$220	$175	$45	25.7

Total non-interest income increased $45 thousand, to $220 thousand, for the three months ended December 31, 2013 compared to $175 thousand for the three months ended December 31, 2012. The increase in total non-interest income was the result of an increase of $14 thousand in non-interest income before net gains (losses) and an increase in net gains (losses) of $31 thousand for the three month period ended December 31, 2013. The increase in non-interest income before net gains (losses) was the result of an increase in other non-interest income of $25 thousand, to $55 thousand, for the period ended December 31, 2013 primarily offset by decreases in bank owned life insurance income of $4 thousand, to $67 thousand, and customer service fees of $7 thousand, to $86 thousand. The increase in other non-interest income was primarily the result of an increase of $14 thousand in rental income for the three month period ended December 31, 2013.

The increase in net gains (losses) for the period ending December 31, 2013 was due to a decrease in the write-down of other real estate property as the Company had previously written-down its sole other real estate owned property to zero, offset by a decrease of $9 thousand, to $7 thousand, on net gains on sale of loans.

Non-Interest Expense. The following table summarizes changes in non-interest expense:

	Three Months Ended December 31,		Change
	2013	2012	$	%
	(In thousands)

Salaries and employee benefits	$1,778	$1,734	$44	2.5%
Occupancy and equipment	396	380	16	4.2
Data processing	275	189	86	45.5
Directors’ fees	101	89	12	13.5
FDIC assessments	50	69	(19)	(27.5)
Other non-interest expense	544	447	97	21.7

Total non-interest expense	$3,144	$2,908	$236	8.1

Total non-interest expense increased slightly to $3.1 million, an increase of $236 thousand, for the three months ended December 31, 2013 compared to the three months ended December 31, 2012. Data processing expenses increased $86 thousand, to $275 thousand, for the three months ended December 31, 2013 as compared to $189 thousand for the three months ended December 31, 2012 primarily due to the recent core system conversion undertaken by the Company. Other non-interest expense increased $97 thousand, to $544 thousand, for the period ended December 31, 2013 from $447 thousand primarily due to costs associated with the implementation of the new core system and a fraud perpetrated on a Bank customer in which the Bank made the customer whole. FDIC assessments decreased $19 thousand, to $50 thousand, for the period ended December 31, 2013 compared to $69 thousand for the period ended December 31, 2012 as a result of lower non-performing loans and its positive impact on the FDIC assessment calculation.

Income Taxes. The Company recorded income tax expense of $221 thousand for the three months ended December 31, 2013, reflecting an effective tax rate of 41.5%, compared to income tax expense of $291 thousand for the three months ended December 31, 2012, reflecting an effective tax rate of 42.3%. The lower effective tax rate for the three months ended December 31, 2012 as compared to December 31, 2013 is primarily the result of tax-exempt BOLI income representing a larger portion of pre-tax income. The difference from the effective tax rate to the statutory tax rate reflects the amount of income received from bank-owned life insurance, which is tax-exempt for federal and state tax purposes, relative to total pre-tax income for each period.

Comparison of Operating Results for the Six Months Ended December 31, 2013 and 2012

General. Net income decreased $32 thousand to $625 thousand for the six months ended December 31, 2013 from net income of $657 thousand for the six months ended December 31, 2012. The decrease in net income was primarily a result of an increase in non-interest expense of $352 thousand partially offset by increases in net interest income of $170 thousand and non-interest income of $66 thousand and a decrease in the provision for loan losses of $75 thousand.

Net Interest Income. Net interest income increased by $170 thousand, to $6.8 million for the six months ended December 31, 2013 as compared to $6.7 million for the six months ended December 31, 2012. Total interest expense decreased $248 thousand, or 20.4%, to

$969 thousand for the six months ended December 31, 2013 as compared to $1.2 million for the six months ended December 31, 2012. The decrease in interest expense was primarily the result of the Bank decreasing deposit rates while maintaining its competitive position within the local market, paying off all matured higher costing brokered certificates of deposit exclusive of the core customer-based Certificate of Deposit Account Registry Service (“CDARS”) program and several matured higher costing term Federal Home Loan Bank advances, and reducing the rate on customer repurchase agreements. Interest and dividend income decreased by $78 thousand to $7.8 million for the six months ended December 31, 2013 as compared to $7.9 million for the six months ended December 31, 2012. This decrease is primarily due to lower yields in the securities portfolio.

The net interest margin was 3.85% for the six months ended December 31, 2013 compared to 3.71% for the six months ended December 31, 2012. The increase in the net interest margin was primarily a result of a 20 basis point decrease in the average yield of interest-bearing liabilities as compared to a one basis point increase in the average yield on interest-earning assets. Net interest-earning assets decreased $9.1 million as average interest-earning assets decreased $5.0 million to $351.7 million for the period ended December 31, 2013 compared to $356.8 million for the period ended December 31, 2012. Average interest-bearing liabilities increased $4.1 million to $273.3 million for the period ended December 31, 2013 as compared to $269.2 million for the period ended December 31, 2012.

Interest and Dividend Income. Interest and dividend income decreased $78 thousand to $7.8 million from $7.9 million for the six months ended December 31, 2013 and 2012, respectively, as continued low market interest rates resulted in lower yields on new securities purchased. The decrease in interest and dividend income was primarily the result of a decrease in interest income on securities of $87 thousand to $460 thousand from $547 thousand for the periods ended December 31, 2013 and 2012, respectively, as low market interest rates produced continued pressure on investment security yields.

The average yield on loans decreased 12 basis points, to 4.77%, for the six months ended December 31, 2013 from 4.89% for the six months ended December 31, 2012. Total average loans increased $7.1 million to $303.0 million, reflecting an increase in the average balance of commercial loans of $24.6 million to $198.0 million for the six months ended December 31, 2013. The increase in average commercial loans was offset by a decrease in average residential mortgage loans of $12.9 million to $77.9 million and a decrease in average consumer loans of $4.6 million to $27.1 million for the six months ended December 31, 2013 as compared to $90.8 million and $31.8 million, respectively, for the six months ended December 31, 2012.

The average yield on securities increased seven basis points to 2.17% for the six months ended December 31, 2013 from 2.10% for the six months ended December 31, 2012, the increase in market interest rates that slowed prepayments on the existing portfolio and the use of investment cash flows to purchase replacement bonds which contain higher yields due to the increase in market interest rates.

Interest Expense. Interest expense decreased $248 thousand to $969 thousand from $1.2 million for the six months ended December 31, 2013 and 2012, respectively. Deposit expense decreased by $48 thousand to $618 thousand for the six months ended December 31, 2013 as the average rate paid on deposits decreased eight basis points to 0.50% for the six months ended December 31, 2013 from 0.58% for six months ended December 31, 2012.

Interest expense on borrowings decreased $200 thousand to $351 thousand for the six months ended December 31, 2013 from $551 thousand for the six months ended December 31, 2012. The average cost of borrowings decreased 15 basis points to 2.58% for the six months ended December 31, 2013 as a result of paying off higher costing term Federal Home Loan Bank advances and reducing the rate on customer repurchase agreements.

Provision for Loan Losses. The Company’s provision for loan losses for the six months ended December 31, 2013 was $20 thousand, a decrease of $75 thousand from $95 thousand, for the six months ended December 31, 2012. For further discussion related to the provision for loan losses, see “Allowance for Loan Losses” in the “Comparison of Financial Condition at December 31, 2013 and June 30, 2013.” For further discussions related to loan portfolio performance, see “Non-performing Assets” in the “Comparison of Financial Condition at December 31, 2013 and June 30, 2013” and Note 4 of the notes to the consolidated financial statements.

Non-Interest Income. The following table summarizes changes in non-interest income:

	Six Months Ended
	December 31,		Change
	2013	2012	$	%
	(In thousands)

Customer service fees	$179	$183	$(4)	(2.2)%
Loan servicing fees	9	10	(1)	(10.0)
Bank owned life insurance income	132	144	(12)	(8.3)
Other non-interest income	89	62	27	43.5

Non-interest income before net gains (losses)	409	399	10	2.5

Net gain on sale of loans	32	16	16	100.0
Write-down of other real estate property	—	(40)	40	(100.0)

Net gains (losses)	32	(24)	56	(233.3)

Total non-interest income	$441	$375	$66	17.6

Total non-interest income increased $66 thousand to $441 thousand for the six months ended December 31, 2013 as compared to $375 thousand for the six months ended December 31, 2012. The increase in total non-interest income was the result of an increase of $10 thousand in non-interest income before net gains (losses) and an increase in net gains (losses) of $56 thousand for the six months ended December 31, 2013. The increase in non-interest income before net gains (losses) was the result of an increase in other non-interest income of $27 thousand, to $89 thousand, for the period ended December 31, 2013 primarily offset by a decrease in Bank owned life insurance income of $12 thousand, to $132 thousand, for the period ended December 31, 2013. The increase in other non-interest income was primarily the result of an increase of $16 thousand in rental income for the period ended December 31, 2013.

The increase in net gains (losses) for the period ending December 31, 2013 was due to an increase of $16 thousand, to $32 thousand, on net gains on sale of loans and a decrease in the write-down of other real estate property as the Company had previously written-down it sole other real estate owned property to zero.

Non-Interest Expense. The following table summarizes changes in non-interest expense:

	Six Months Ended
	December 31,		Change
	2013	2012	$	%
	(In thousands)

Salaries and employee benefits	$3,633	$3,504	$129	3.7%
Occupancy and equipment	784	768	16	2.1
Data processing	511	386	125	32.4
Directors’ fees	192	183	9	4.9
FDIC assessments	78	138	(60)	(43.5)
Other non-interest expense	983	850	133	15.6

Total non-interest expense	$6,181	$5,829	$352	6.0

Total non-interest expense increased $352 thousand to $6.2 million for the six months ended December 31, 2013 from $5.8 million at December 31, 2012. Data processing expenses increased $125 thousand, or 32.4%, to $511 thousand for the six months ended December 31, 2013 as compared to $386 thousand for the six months ended December 31, 2012 primarily as a result of the recent core system conversion undertaken by the Company. Other non-interest expense increased $133 thousand, to $983 thousand, for the period ended December 31, 2013 from $850 thousand primarily due to costs associated with the implementation of the new core system, increased legal and regulatory costs associated with the Company’s annual stockholders’ meeting, and a fraud perpetrated on a Bank customer in which the Bank made the customer whole. FDIC assessments decreased $60 thousand, to $78 thousand, for the period ended December 31, 2013 compared to $138 thousand for the period ended December 31, 2012 as a result of lower non-performing loans and its positive impact on the FDIC assessment calculation. Salaries and employee benefits increased $129 thousand, to $3.6 million, for the period ended December 31, 2013 from $3.5 million for the period ended December 31, 2012 primarily as a result of the addition of one new lender and higher ESOP compensation expense as a result of the Company’s higher market price for its common stock.

Income Taxes. The Company recorded income tax expense of $444 thousand for the six months ended December 31, 2013, reflecting an effective tax rate of 41.5%, compared to income tax expense of $453 thousand for the six months ended December 31, 2012, reflecting an effective tax rate of 40.8%. The lower effective tax rate for the six months ended December 31, 2012 as compared to December 31, 2013 was primarily the result of tax-exempt BOLI income representing a larger portion of pre-tax income. The difference from the effective tax rate to the statutory tax rate reflects the amount of income received from bank-owned life insurance, which is tax-exempt for federal and state tax purposes, relative to total pre-tax income for each period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required, as the Registrant is a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2013. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of December 31, 2013, the Company was not subject to any legal actions, the outcome of which was expected to have a material effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Not required, as the Company is a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information in connection with repurchases of the Company’s shares of common stock for the period of October 1, 2013 through December 31, 2013. All shares repurchased during the three months ended December 31, 2013 have been retired. On April 23, 2013, the Board of Directors authorized the repurchase of up to 210,377 shares, or approximately 5% of the Company’s common stock outstanding at the completion of the Company’s second repurchase program approved on March 16, 2012. The repurchase authorization has no expiration date.

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number Shares That May be Purchased the Plans or Programs

October 1, 2013 through October 31, 2013	—	$—	—	50,279
November 1, 2013 through November 30, 2013	—	—	—	50,279
December 1, 2013 through December 31, 2013	—	—	—	50,279

Total	—		—	50,279

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Exhibit Index” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2014	OBA FINANCIAL SERVICES, INC. (Registrant)

/S/ CHARLES E. WELLER
Charles E. Weller
President and Chief Executive Officer

Date: February 14, 2014	/S/ DAVID A. MILLER
David A. Miller
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Charles E. Weller, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of David A. Miller, Senior Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of Charles E. Weller, President and Chief Executive Officer, and David A. Miller, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.