Form 10-Q
period 2014-03-31
OBA Financial Services, Inc.
filed 2014-05-15
CIK 1471088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2014

or

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date. 4,038,006 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of May 9, 2014.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Condition (Unaudited)

(In thousands, except share data)	March 31, 2014	June 30, 2013
Assets:
Cash and due from banks	$30,324	$16,006
Federal funds sold	2,299	167

Cash and cash equivalents	32,623	16,173
Interest bearing deposits with other banks	3,612	6,692
Securities available for sale	42,107	37,174
Securities held to maturity (fair value of $1,224 and $1,520)	1,146	1,445
Federal Home Loan Bank stock, at cost	1,050	1,160
Loans held for sale	—	414
Loans	306,299	303,276
Less: allowance for loan losses	3,521	3,473

Net loans	302,778	299,803
Premises and equipment, net	5,235	5,624
Bank owned life insurance	9,380	9,182
Other assets	4,186	3,944

Total assets	$402,117	$381,611

Liabilities:
Deposits:
Noninterest-bearing	$47,115	$42,422
Interest-bearing	256,371	240,841

Total deposits	303,486	283,263
Securities sold under agreements to repurchase	7,416	8,544
Federal Home Loan Bank advances	15,528	15,623
Advance payments from borrowers for taxes and insurance	851	1,324
Other liabilities	1,833	1,553

Total liabilities	329,114	310,307

Stockholders’ Equity:
Preferred stock (par value $.01); authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock (par value $.01); authorized 100,000,000 shares; issued and outstanding 4,038,006 and 4,048,436 shares at March 31, 2014 and June 30, 2013, respectively	40	40
Additional paid-in capital	34,435	33,726
Unearned ESOP shares	(2,916)	(3,055)
Retained earnings	41,363	40,531
Accumulated other comprehensive income (loss)	81	62

Total stockholders’ equity	73,003	71,304

Total liabilities and stockholders’ equity	$402,117	$381,611

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except share and per share data)	2014	2013	2014	2013
Interest and Dividend Income:
Loans receivable, including fees	$3,533	$3,712	$10,820	$10,997
Investment securities:
Interest—taxable	271	237	731	784
Dividends	13	10	30	31
Federal funds sold	8	5	42	28

Total interest and dividend income	3,825	3,964	11,623	11,840

Interest Expense:
Deposits	312	287	930	953
Federal Home Loan Bank advances	165	216	504	673
Securities sold under agreements to repurchase	4	37	16	131

Total interest expense	481	540	1,450	1,757

Net interest income	3,344	3,424	10,173	10,083
Provision for loan losses	4	229	24	324

Net interest income after provision for loan losses	3,340	3,195	10,149	9,759

Non-Interest Income:
Customer service fees	65	79	244	262
Loan servicing fees	4	3	13	13
Bank owned life insurance income	67	69	199	213
Net gains (losses)	5	59	37	35
Other non-interest income	46	33	135	95

Total non-interest income	187	243	628	618

Non-Interest Expense:
Salaries and employee benefits	1,802	1,826	5,435	5,330
Occupancy and equipment	397	390	1,181	1,158
Data processing	258	204	769	590
Directors’ fees	105	83	297	266
FDIC assessments	51	68	129	206
Other non-interest expense	554	450	1,537	1,300

Total non-interest expense	3,167	3,021	9,348	8,850

Income before income taxes	360	417	1,429	1,527
Income tax expense	153	180	597	633

Net income	$207	$237	$832	$894

Basic earnings per share	$0.06	$0.06	$0.22	$0.24

Diluted earnings per share	$0.05	$0.06	$0.22	$0.23

Basic weighted average shares outstanding	3,741,817	3,762,584	3,737,914	3,796,105

Diluted weighted average shares outstanding	3,779,676	3,881,893	3,777,794	3,885,696

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2014	2013	2014	2013
Net income	$207	$237	$832	$894
Other comprehensive income (loss):
Net unrealized gains (losses) on available for sale securities, net of tax expense (benefit) of $102, ($77), $12 and ($80), respectively	159	(122)	19	(126)

Other comprehensive income (loss)	159	(122)	19	(126)

Comprehensive income	$366	$115	$851	$768

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

Nine Months Ended March 31, 2014 and 2013

(In thousands)	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at July 1, 2013	$40	$33,726	$(3,055)	$40,531	$62	$71,304
Net income				832		832
Other comprehensive income (loss), net of tax					19	19
Purchase and retirement of 1,000 shares of Company stock		(18)				(18)
Retirement of 9,430 shares for tax payments		(173)				(173)
Share-based compensation expense		712				712
Tax benefit of 49,985 restricted shares vesting		70				70
ESOP shares committed to be released (13,886 shares)		118	139		—	257

Balances, March 31, 2014	$40	34,435	$(2,916)	$41,363	$81	$73,003

Balances at July 1, 2012	$43	$38,695	$(3,240)	$39,409	$808	$75,715
Net income				894		894
Other comprehensive income (loss), net of tax					(126)	(126)
Purchase and retirement of 135,255 shares of Company stock		(2,244)				(2,244)
Share-based compensation expense		699				699
Tax benefit of 49,485 restricted shares vesting		21				21
ESOP shares committed to be released (13,886 shares)		94	139			233

Balances, March 31, 2013	$43	$37,265	$(3,101)	$40,303	$682	$75,192

See notes to consolidated financial statements.

OBA Financial Services, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
(in thousands)	2014	2013
Operating Activities:
Net income	$832	$894

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	24	324
Depreciation and amortization of premises and equipment	451	493
Net amortization of securities premiums and discounts	177	295
Proceeds from sales of loans held for sale	1,825	2,489
Originated loans held for sale	(1,374)	(3,003)
Net gains on sales of loans	(37)	(43)
Amortization of net deferred loan fees	(188)	(40)
Loss on other real estate owned	—	8
Bank owned life insurance income	(199)	(213)
ESOP expense	257	233
Share-based compensation expense	712	699
Amortization of mortgage servicing rights	3	8
Amortization of brokered deposit premiums	23	—
Tax benefit from vesting of restricted shares	(70)	(21)
Changes in other assets and liabilities, net	71	162

Total adjustments	1,675	1,391

Net cash provided by operating activities	2,507	2,285

Investing Activities:
Principal collections and maturities of securities available for sale	5,885	10,807
Principal collections and maturities of securities held to maturity	298	755
Purchases of securities available for sale	(10,963)	(17,979)
Redemption of Federal Home Loan Bank stock, net	110	748
Decrease in interest bearing deposits with other banks, net	3,080	1,056
Loan originations less principal collections, net	(2,811)	(4,725)
Purchases of premises and equipment	(62)	(87)

Net cash used in investing activities	(4,463)	(9,425)

Financing Activities:
Increase (decrease) in deposits	20,223	(588)
Decrease in securities sold under agreements to repurchase	(1,128)	(9,377)
Proceeds from FHLB advances	—	29,400
Repayment of FHLB advances	(95)	(34,992)
Net decrease in advance payments from borrowers for taxes and insurance	(473)	(841)
Tax benefit from vesting of restricted shares	70	21
Purchase and retirement of Company stock	(191)	(2,244)

Net cash provided by (used in) financing activities	18,406	(18,621)

Increase (decrease) in cash and cash equivalents	16,450	(25,761)
Cash and cash equivalents at beginning of period	16,173	31,525

Cash and cash equivalents at end of period	$32,623	$5,764

Supplemental Disclosures:
Interest paid	$1,396	$1,807
Income taxes paid, net	720	494

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

Operating results for the three and nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014 or any other interim period. The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes filed on Form 10-K for the fiscal year ended June 30, 2013.

In preparing the accompanying consolidated financial statements, the Company has evaluated subsequent events through the financial statement issue date. OBA Financial Services, Inc. announced the signing of a merger agreement between OBA Financial Services, Inc. and F.N.B. Corporation. For further detail regarding the merger agreement, see “Note 10 – Subsequent Events” in the accompanying financial statements.

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

Accumulated other comprehensive income (loss) consists of the following:

	March 31, 2014	June 30, 2013
	(In thousands)
Unrealized gains (losses) on available for sale securities	$133	$102
Tax effect	52	40

Total	$81	$62

NOTE 3 — SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2014
Securities available for sale:
Debt Securities:
Residential mortgage-backed securities (1)	$41,895	$641	$(508)	$42,028
Trust preferred security	29	—	—	29

Total debt securities available for sale	41,924	641	(508)	42,057
Equity securities	50	—	—	50

Total securities available for sale	41,974	641	(508)	42,107

Securities held to maturity:
Debt Securities:
Residential mortgage-backed securities (1)	1,146	78	—	1,224

Total debt securities held to maturity	1,146	78	—	1,224

Total investment securities	$43,120	$719	$(508)	$43,331

June 30, 2013
Securities available for sale:
Debt Securities:
Residential mortgage-backed securities (1)	$36,981	$616	$(513)	$37,084
Trust preferred security	41	—	(1)	40

Total debt securities available for sale	37,022	616	(514)	37,124
Equity securities	50	—	—	50

Total securities available for sale	37,072	616	(514)	37,174

Securities held to maturity:
Debt Securities:
Residential mortgage-backed securities (1)	1,445	75	—	1,520

Total debt securities held to maturity	1,445	75	—	1,520

Total investment securities	$38,517	$691	$(514)	$38,694

(1)	All residential mortgage-backed securities were issued by FNMA, FHLMC, or GNMA.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2014 are as follows:

	Available for sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due after ten years	$29	$29	$—	$—
Residential mortgage-backed securities	41,895	42,028	1,146	1,224

Total	$41,924	$42,057	$1,146	$1,224

At March 31, 2014 the market value of securities securing customer repurchase agreements was $15.3 million. There were no dealer repurchase agreements. At June 30, 2013, the market value of securities securing customer repurchase agreements was $12.5 million.

Information pertaining to securities with gross unrealized losses at the dates listed aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Gross		Gross		Number	Gross
	Unrealized	Fair	Unrealized	Fair	of	Unrealized	Fair
	Losses	Value	Losses	Value	Securities	Losses	Value
			(In thousands)
March 31, 2014
Residential mortgage-backed securities	$418	$14,849	$90	$2,135	6	$508	$16,984
Trust preferred security	—	29	—	—	1	—	29

Total	$418	$14,878	$90	$2,135	7	$508	$17,013

June 30, 2013
Residential mortgage-backed securities	$513	$18,870	$—	$—	6	$513	$18,870
Trust preferred security	1	40	—	—	1	1	40

Total	$514	$18,910	$—	$—	7	$514	$18,910

At March 31, 2014 and at June 30, 2013, all residential mortgage backed securities and their contractual cash flows were guaranteed by FNMA, FHLMC, or GNMA. The Company’s sole trust preferred security is a variable rate pool of trust preferred securities issued by insurance companies or their holding companies. These positions and the related unrealized losses are not material to the Company’s consolidated financial position or results of operations. The decline in the residential mortgage backed securities has been primarily caused by the movement in market interest rates. The Company has no intent or requirement to sell these securities.

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

The classes of loans are as follows:

	March 31, 2014	June 30, 2013
	(In thousands)
Commercial business	$39,375	$42,321
Commercial real estate	153,909	140,104
Construction	14,402	13,044
Residential mortgage	73,772	80,529
Home equity loans and lines of credit	24,857	27,336

Total loans, gross	306,315	303,334
Net deferred commercial loan fees	(239)	(320)
Net deferred home equity costs	223	262

Loans net of deferred (fees) costs	306,299	303,276
Allowance for loan losses	(3,521)	(3,473)

Total loans, net	$302,778	$299,803

The following tables present the classes of the loan portfolio summarized by loan rating within the Bank’s internal risk rating system:

March 31, 2014:

	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial business	$34,950	$2,148	$2,277	$—	$39,375
Commercial real estate	135,373	4,191	14,345	—	153,909
Construction	14,402	—	—	—	14,402
Residential mortgage	71,761	—	2,011	—	73,772
Home equity loans and lines of credit	24,752	74	31	—	24,857

Total	$281,238	$6,413	$18,664	$—	$306,315

June 30, 2013:
	Pass	Special Mention	Substandard	Doubtful	Total
(In thousands)
Commercial business	$38,149	$3,302	$870	$—	$42,321
Commercial real estate	133,711	1,578	4,815	—	140,104
Construction	13,044	—	—	—	13,044
Residential mortgage	78,393	—	2,136	—	80,529
Home equity loans and lines of credit	26,833	75	428	—	27,336

Total	$290,130	$4,955	$8,249	$—	$303,334

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

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due and non-accrual status:

March 31, 2014:

	31-60 Days Past Due	61-90 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Non-Accrual Loans
(In thousands)
Commercial business	$—	$—	$—	$—	$39,375	$39,375	$748
Commercial real estate	287	—	—	287	153,622	153,909	2,840
Construction	—	—	—	—	14,402	14,402	—
Residential mortgage	152	—	513	665	73,107	73,772	513
Home equity loans and lines of credit	60	167	—	227	24,630	24,857	75

Total	$499	$167	$513	$1,179	$305,136	$306,315	$4,176

June 30, 2013:
	31-60 Days Past Due	61-90 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Non-Accrual Loans
(In thousands)
Commercial business	$—	$—	$—	$—	$42,321	$42,321	$—
Commercial real estate	82	—	—	82	140,022	140,104	—
Construction	—	—	—	—	13,044	13,044	—
Residential mortgage	—	—	622	622	79,907	80,529	622
Home equity loans and lines of credit	75	—	—	75	27,261	27,336	75

Total	$157	$—	$622	$779	$302,555	$303,334	$697

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

The adjustments to historical loss experience are based on Management’s evaluation of several qualitative and environmental factors, including, but not limited to:

•	changes in any concentration of credit (including, but not limited to, concentrations by geography, industry, or collateral type);

•	changes in the number and amount of non-accrual loans, watch list loans, and past due loans;

•	changes in national, state, and local economic trends;

•	changes to other external influences including, but not limited to, legal, accounting, peer, and regulatory changes;

•	changes in the types of loans in the loan portfolio;

•	changes in the experience and ability of personnel and management in the loan origination and loan servicing departments;

•	changes in the value of underlying collateral for collateral dependent loans;

•	changes in lending strategies; and

•	changes in lending policies and procedures.

The following table summarizes activity in the allowance for loan losses:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2014	2013	2014	2013
Balance at beginning of period	$3,494	$3,125	$3,473	$3,035
Charge-offs	—	—	—	(8)
Recoveries	23	1	24	4
Provision for loan losses	4	229	24	324

Balance at end of period	$3,521	$3,355	$3,521	$3,355

The following tables set forth the activity in and allocation of the allowance for loan losses by loan portfolio class for the periods as listed:

Three Months Ended March 31, 2014

	Commercial business	Commercial real estate	Construction	Residential mortgage	Home equity loans and lines of credit	Unallocated	Total
(In thousands)
Allowance for loan losses:
Beginning Balance	$420	$1,710	$117	$801	$274	$172	$3,494
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	23	—	—	—	—	23
Provisions	(1)	(89)	30	(12)	(35)	111	4

Ending balance	$419	$1,644	$147	$789	$239	$283	$3,521

Nine Months Ended March 31, 2014

	Commercial business	Commercial real estate	Construction	Residential mortgage	Home equity loans and lines of credit	Unallocated	Total
(In thousands)
Allowance for loan losses:
Beginning Balance	$429	$1,573	$122	$847	$270	$232	$3,473
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	24	—	—	—	—	24
Provisions	(10)	47	25	(58)	(31)	51	24

Ending balance	$419	$1,644	$147	$789	$239	$283	$3,521

Three Months Ended March 31, 2013
	Commercial business	Commercial real estate	Construction	Residential mortgage	Home equity loans and lines of credit	Unallocated	Total
(In thousands)
Allowance for loan losses:
Beginning Balance	$782	$1,077	$13	$718	$375	$160	$3,125
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	1	—	—	—	—	1
Provisions	(363)	419	59	139	(72)	47	229

Ending balance	$419	$1,497	$72	$857	$303	$207	$3,355

Nine Months Ended March 31, 2013
	Commercial business	Commercial real estate	Construction	Residential mortgage	Home equity loans and lines of credit	Unallocated	Total
(In thousands)
Allowance for loan losses:
Beginning Balance	$670	$955	$7	$772	$390	$241	$3,035
Charge-offs	—	(8)	—	—	—	—	(8)
Recoveries	—	4	—	—	—	—	4
Provisions	(251)	546	65	85	(87)	(34)	324

Ending balance	$419	$1,497	$72	$857	$303	$207	$3,355

The following tables present the balance in the allowance for loan losses and the recorded in investment in loans by portfolio class and based on impairment method:

March 31, 2014:

	Commercial business	Commercial real estate	Construction	Residential mortgage	Home equity loans and lines of credit	Unallocated	Total loans
(In thousands)
Allowance for Loan Losses:
Ending allowance balance related to loans:
Individually evaluated for impairment	$—	$—	$—	$147	$—	$—	$147
Collectively evaluated for impairment	419	1,644	147	642	239	283	3,374

Total ending allowance balance	$419	$1,644	$147	$789	$239	$283	$3,521

Loans:
Ending loan balance
Individually evaluated for impairment	$751	$4,162	$—	$1,498	$31		$6,442
Collectively evaluated for impairment	38,624	149,747	14,402	72,274	24,826		299,873

Total ending loan balance	$39,375	$153,909	$14,402	$73,772	$24,857		$306,315

June 30, 2013:
	Commercial business	Commercial real estate	Construction	Residential mortgage	Home equity loans and lines of credit	Unallocated	Total loans
(In thousands)
Allowance for Loan Losses:
Ending allowance balance related to loans:
Individually evaluated for impairment	$—	$—	$—	$148	$—	$—	$148
Collectively evaluated for impairment	429	1,573	122	699	270	232	3,325

Total ending allowance balance	$429	$1,573	$122	$847	$270	$232	$3,473

Loans:
Ending loan balance
Individually evaluated for impairment	$121	$1,329	$—	$1,515	$428		$3,393
Collectively evaluated for impairment	42,200	138,775	13,044	79,014	26,908		299,941

Total ending loan balance	$42,321	$140,104	$13,044	$80,529	$27,336		$303,334

The following tables summarize information in regards to impaired loans by portfolio class as of and for the periods ended:

				March 31, 2014
	At March 31, 2014			Three Months Ended		Nine Months Ended
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
(In thousands)
With No Related Allowance Recorded:
Commercial business	$751	$751	$—	$434	$—	$436	$—
Commercial real estate	4,162	4,251	—	3,349	18	2,745	56
Commercial construction	—	—	—	—	—	—	—
Residential mortgage	543	543	—	544	6	547	28
Home equity loans and lines of credit	31	31	—	31	—	230	3

Total with no allowance recorded	$5,487	$5,576	$—	$4,358	$24	$3,958	$87

With an Allowance Recorded:
Commercial business	$—	$—	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—
Residential mortgage	955	955	147	957	13	886	30
Home equity loans and lines of credit	—	—	—	—	—	—	—

Total with allowance recorded	$955	$955	$147	$957	$13	$886	$30

Total:
Commercial business	$751	$751	$—	$434	$—	$436	$—
Commercial real estate	4,162	4,251	—	3,349	18	2,745	56
Commercial construction	—	—	—	—	—	—	—
Residential mortgage	1,498	1,498	147	1,501	19	1,433	58
Home equity loans and lines of credit	31	31	—	31	—	230	3

Total	$6,442	$6,531	$147	$5,315	$37	$4,844	$117

				March 31, 2013
	At March 31, 2013			Three Months Ended		Nine Months Ended
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
(In thousands)
With No Related Allowance Recorded:
Commercial business	$123	$123	$—	$65	$—	$8	$—
Commercial real estate	5,067	5,156	—	5,749	18	5,521	56
Commercial construction	—	—	—	—	—	—	—
Residential mortgage	75	75	—	75	2	266	13
Home equity loans and lines of credit	32	32	—	32	—	33	2

Total with no allowance recorded	$5,297	$5,386	$—	$5,921	$20	$5,828	$71

With an Allowance Recorded:
Commercial business	$—	$—	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—
Residential mortgage	967	967	149	968	14	896	33
Home equity loans and lines of credit	—	—	—	—	—	—	—

Total with allowance recorded	$967	$967	$149	$968	$14	$896	$33

Total:
Commercial business	$123	$123	$—	$65	$—	$8	$—
Commercial real estate	5,067	5,156	—	5,749	18	5,521	56
Commercial construction	—	—	—	—	—	—	—
Residential mortgage	1,042	1,042	149	1,043	16	1,162	46
Home equity loans and lines of credit	32	32	—	32	—	33	2

Total	$6,264	$6,353	$149	$6,889	$34	$6,724	$104

				June 30, 2013
	At June 30, 2013			For the year ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
(In thousands)
With No Related Allowance Recorded:
Commercial business loans	$121	$121	$—	$65	$—
Commercial real estate	1,329	1,418	—	3,886	—
Commercial construction	—	—	—	—	—
Residential mortgages	551	551	—	542	33
Home equity loans and lines of credit	428	428	—	230	—

Total with no allowance recorded	$2,429	$2,518	$—	$4,723	$33

With an Allowance Recorded:
Commercial business loans	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	72
Commercial construction	—	—	—	—	—
Residential mortgages	964	964	148	895	13
Home equity loans and lines of credit	—	—	—	—	2

Total with allowance recorded	$964	$964	$148	$895	$87

Total:
Commercial business loans	$121	$121	$—	$65	$—
Commercial real estate	1,329	1,418	—	3,886	72
Commercial construction	—	—	—	—	—
Residential mortgages	1,515	1,515	148	1,437	46
Home equity loans and lines of credit	428	428	—	230	2

Total	$3,393	$3,482	$148	$5,618	$120

The following table presents troubled debt restructurings occurring during the three and nine month periods listed below:

	March 31, 2014			March 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
(In thousands)
Three months ended March 31:
Commercial business	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	1	468	467
Residential mortgage	—	—	—	—	—	—

Total Troubled Debt Restructurings	—	$—	$—	1	$468	$467

Nine months ended March 31:
Commercial business	—	$—	$—	—	$—	$—
Commercial real estate	1	1,188	1,202	1	468	467
Residential mortgage	—	—	—	—	—	—

Total Troubled Debt Restructurings	1	$1,188	$1,202	1	$468	$467

Generally, the Bank does not forgive principal or interest on loans or modify the interest rate on loans to rates that are below market rates based on the risks associated with the modified loans. Although, loans can be modified to make concessions to help a borrower remain current on the loan and to avoid foreclosure. These troubled debt restructurings include deferrals of interest and/or principal payments and temporary or permanent reductions in interest rates due to financial difficulties of the borrower. During the three and nine months ended March 31, 2014 and 2013, no loans previously classified as troubled debt restructurings subsequently defaulted.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Transfers between fair value hierarchy levels are recognized as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between fair value hierarchy levels for the three and nine months ended March 31, 2014 or 2013.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at the dates listed are as follows:

(In thousands)		(Level 1)
Description	March 31, 2014	Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Residential mortgage-backed securities (1)	$42,028	$—	$42,028	$—
Trust preferred security	29	—	—	29
Equity securities	50	—	50	—

Securities available for sale	$42,107	$—	$42,078	$29

Description	June 30, 2013	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Residential mortgage-backed securities (1)	$37,084	$—	$37,084	$—
Trust preferred security	40	—	—	40
Equity securities	50	—	50	—

Securities available for sale	$37,174	$—	$37,134	$40

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2014	2013	2014	2013
Beginning balance	$32	$48	$40	$54
Principal repayments	(3)	(3)	(11)	(25)
Unrealized gains included in other comprehensive income	—	1	—	17

Ending balance	$29	$46	$29	$46

Level 3 securities consist of one trust preferred security at March 31, 2014 and 2013 and June 30, 2013.

For assets measured at fair value on a nonrecurring basis at the dates listed, the fair value measurements by level within the fair value hierarchy are as follows:

(In thousands)		(Level 1)
Description	March 31, 2014	Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$808	$—	$—	$808

		(Level 1)
Description	June 30, 2013	Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$816	$—	$—	$816

The methods and assumptions used to estimate the fair values included in the above tables are included in the disclosures and tables that follow.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate fair values at March 31, 2014 and June 30, 2013:

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

The market for pooled trust preferred securities is inactive. A significant widening of the bid/ask spreads in the markets in which these securities trade was followed by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and no new pooled trust preferred securities have been issued since 2007. Since there were limited observable market-based Level 1 and Level 2 inputs for trust preferred securities, the fair value of these securities was estimated using primarily unobservable Level 3 inputs. Fair value estimates for trust preferred securities were based on discounting expected cash flows using a risk-adjusted discount rate. The Company develops the risk-adjusted discount rate by considering the time value of money (risk-free rate) adjusted for an estimated risk premium for bearing the uncertainty in future cash flows and, given current adverse market conditions, a liquidity adjustment based on an estimate of the premium that a market participant would require assuming an orderly transaction. Management determined that sensitivity to inputs is not significant due to the immaterial nature of trust preferred securities as a level 3 asset.

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

Mortgage Servicing Rights (Carried at Lower of Cost or Fair Value)

At origination, the Company estimates the fair value of mortgage servicing rights at 1% of the principal balances of loans sold. The Company amortizes that amount over the estimated period of servicing revenues or charges the entire amount to income upon prepayment of the related loan. Due to the immaterial balance of mortgage servicing rights, the Company did not perform any further analysis or estimate their fair values. Therefore, the Company has disclosed that the carrying amounts of mortgage servicing rights approximate fair value. Mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Management determined that sensitivity to inputs is not significant due to the immaterial nature of the mortgage servicing rights as a Level 3 asset.

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

Quantitative information about Level 3 Fair Value Measurement is included in the tables below:

(In thousands)	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2014	Fair Value Estimate	Valuation Techniques	Unobservable Inputs	Estimated Range (weighted average)
Impaired loans	$808	Appraisal of	Appraisal	0.0% to -25.0%
		collateral	adjustments	(-6.5%)
			Liquidation	-3.0% to -5.0%
			expenses	(-3.3%)

(In thousands)	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2013	Fair Value Estimate	Valuation Techniques	Unobservable Inputs	Estimated Range (weighted average)
Impaired loans	$816	Appraisal of	Appraisal	0.0% to -25.0%
		collateral	adjustments	(-6.5%)
			Liquidation	-3.0% to -5.0%
			expenses	(-3.3%)

The estimated fair values of the Company’s financial instruments were as follows:

			Fair Value Hierarchy at March 31, 2014
	March 31, 2014		Quoted Prices in Active Markets For Identical	Significant Other Observable	Significant Unobservable
(In thousands)	Carrying Amount	Fair Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$32,623	$32,623	$32,623	$—	$—
Interest bearing deposits with other banks	3,612	3,612	3,612	—	—
Securities available for sale	42,107	42,107	—	42,078	29
Securities held to maturity	1,146	1,224	—	1,224	—
Federal Home Loan Bank stock	1,050	1,050	—	1,050	—
Loans held for sale	—	—	—	—	—
Loans receivable, net	302,778	307,869	—	—	307,869
Accrued interest receivable	1,048	1,048	—	1,048	—
Mortgage servicing rights	24	24	—	—	24
Financial liabilities:
Deposits	303,486	303,580	—	303,580	—
Securities sold under agreements to repurchase	7,416	7,415	—	7,415	—
Federal Home Loan Bank Advances	15,528	16,794	—	16,794	—
Accrued interest payable	165	165	—	165	—
Off-Balance sheet financial instruments	—	—	—	—	—

			Fair Value Hierarchy at June 30, 2013
			Quoted Prices in Active Markets	Significant Other	Significant
	June 30, 2013		For Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$16,173	$16,173	$16,173	$—	$—
Interest bearing deposits with other banks	6,692	6,692	6,692	—	—
Securities available for sale	37,174	37,174	—	37,134	40
Securities held to maturity	1,445	1,520	—	1,520	—
Federal Home Loan Bank stock	1,160	1,160	—	1,160	—
Loans held for sale	414	414	—	—	414
Loans receivable, net	299,803	303,770	—	—	303,770
Accrued interest receivable	1,111	1,111	—	1,111	—
Mortgage servicing rights	28	28	—	—	28
Financial liabilities:
Deposits	283,263	283,215	—	283,215	—
Securities sold under agreements to repurchase	8,544	8,543	—	8,543	—
Federal Home Loan Bank Advances	15,623	17,223	—	17,223	—
Accrued interest payable	111	111	—	111	—
Off-Balance sheet financial instruments	—	—	—	—	—

NOTE 6 — GUARANTEES

The Company has not issued any guarantees that would require liability recognition or disclosure other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of March 31, 2014, the Company had $1.2 million of outstanding letters of credit. Management believes the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. Management believes the current amount of the liability as of March 31, 2014 for guarantees under letters of credit issued is not material.

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

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. Total ESOP shares may be reduced as a result of employees leaving the Company as shares that have previously been released to those exiting employees may be removed from the plan and transferred to that employee. As shares are committed to be released from the suspense account, the Bank reports compensation expense based on the average fair value of shares committed to be released with a corresponding credit to stockholders’ equity. Compensation expense relating to the ESOP recognized for the nine months ended March 31, 2014 and 2013 amounted to $257 thousand and $233 thousand, respectively. Compensation expense recognized for the three months ended March 31, 2014 and 2013 amounted to $84 thousand and $87 thousand, respectively.

Shares held by the ESOP trust at the dates listed were as follows:

	March 31,
	2014	2013
Allocated shares	75,292	58,574
Unallocated shares	291,611	310,126

Total ESOP shares	366,903	368,700

Fair value of unallocated shares, in thousands	$5,331	$5,892

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the plan is 648,025. Total share-based compensation expense for the nine months ended March 31, 2014 and 2013 was $712 thousand and $699 thousand, respectively. Total share-based compensation expense for the three months ended March 31, 2014 and 2013 was $234 thousand and $230 thousand, respectively.

Stock Options

The table below presents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at June 30, 2013	281,150	$14.92
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Options outstanding at March 31, 2014	281,150	$14.92	7.4

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at June 30, 2012	272,150	$14.79
Granted	9,000	18.75
Exercised	—	—
Forfeited	—	—
Expired	—	—

Options outstanding at March 31, 2013	281,150	$14.92	8.4

As of March 31, 2014, the Company had $478 thousand of unrecognized compensation costs related to stock options. The cost of stock options will be amortized in equal annual installments over the five-year vesting period, of which three years remain. There were 56,230 options vested during the nine months ended March 31, 2014. Stock option expense for the nine months ended March 31, 2014 and 2013 was $153 thousand and $148 thousand, respectively. Stock option expense for the three months ended March 31, 2014 and 2013 was $50 thousand and $49 thousand, respectively.

Restricted Stock Awards

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of grant. Unvested restricted stock awards may not be disposed of or transferred during the vesting period. Restricted stock awards carry with them the right to receive dividends.

The table below presents the restricted stock award activity for the period shown:

	Service-Based Restricted stock awards	Weighted average grant date fair value	Performance-Based Restricted stock awards	Weighted average grant date fair value	Total Restricted stock awards	Weighted average grant date fair value
Non-vested at June 30, 2013	111,596	$14.86	88,872	$14.81	200,468	$14.84
Granted	—		—	—	—
Vested	27,767	$14.84	22,218	$14.81	49,985	$14.83
Forfeited	—	—	—	—	—	—

Non-vested at March 31, 2014	83,829	$14.87	66,654	$14.81	150,483	$14.84

	Service-Based Restricted stock awards	Weighted average grant date fair value	Performance-Based Restricted stock awards	Weighted average grant date fair value	Total Restricted stock awards	Weighted average grant date fair value
Non-vested at June 30, 2012	136,363	$14.77	111,090	$14.81	247,453	$14.79
Granted	2,500	$18.75	—	$—	2,500	$18.75
Vested	27,267	$14.77	22,218	$14.81	49,485	$14.79
Forfeited	—	—	—	—	—	—

Non-vested at March 31, 2013	111,596	$14.86	88,872	$14.81	200,468	$14.84

As of March 31, 2014, the Company had $1.7 million of unrecognized compensation cost related to restricted stock awards. The cost of the restricted stock awards will be amortized in equal annual installments over the five-year vesting period, of which three remain. The vesting of the performance-based stock awards is contingent upon meeting certain Company-wide performance goals. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed. Restricted stock expense for the nine months ended March 31, 2014 and 2013 was $559 thousand and $551 thousand, respectively. Restricted stock expense for the three months ended March 31, 2014 and 2013 was $184 thousand and $181 thousand, respectively.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in thousands, except share data)	2014	2013	2014	2013
Net income	$207	$237	$832	$894
Weighted average number of shares used in:
Basic earnings per share	3,741,817	3,762,584	3,737,914	3,796,105
Diluted common stock equivalents	37,859	119,309	39,880	89,591

Diluted earnings per share	3,779,676	3,881,893	3,777,794	3,885,696

Net income per common share, basic	$0.06	$0.06	$0.22	$0.24

Net income per common share, diluted	$0.05	$0.06	$0.22	$0.23

NOTE 10 — SUBSEQUENT EVENTS

On April 7, 2014, F.N.B. Corporation (“F.N.B.”), the parent company of First National Bank of Pennsylvania, and the Company, entered into an Agreement and Plan of Merger, pursuant to which the Company will merge with and into F.N.B. As a result of the merger, the separate corporate existence of the Company will cease and F.N.B. will continue as the surviving corporation. The merger is expected to be completed in the third quarter of 2014, subject to approval of the merger by the Company’s shareholders, receipt of required regulatory and other approvals and satisfaction of customary closing conditions. Immediately after the merger is completed, the Bank is to merge with and into First National Bank of Pennsylvania, a national association, with First National Bank of Pennsylvania being the surviving entity. In the merger between the Company and F.N.B., all of the outstanding shares of the Company’s common stock will be cancelled, and holders of the Company’s common stock (excluding F.N.B., the Company and their respective subsidiaries, if applicable) will receive 1.781 shares of F.N.B. common stock for each share of the Company’s common stock they own. The exchange ratio is fixed and the transaction is expected to qualify as a tax-free exchange for shareholders of the Company.

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

Non-interest income is received from providing products and services and from other income. Non-interest income is primarily earned from service charges on deposit accounts, bank owned life insurance income, and loan servicing fees. The Company also earns income from the sale of residential mortgage loans and other fees and charges.

The Company recognizes gains or losses as a result of the sale of investment securities, foreclosed property, and premises and equipment. In addition, the Company recognizes losses on investment securities that are considered other-than-temporarily impaired. Gains and losses are not a regular part of the Company’s primary sources of income.

Expenses

Non-interest expense consists primarily of salaries and employee benefits, occupancy and equipment expense, external processing fees, FDIC assessments, director fees, and other non-interest expenses.

Salaries and employee benefits expense consists primarily of the salaries and wages paid to employees and payroll tax, healthcare, retirement, ESOP, Equity Incentive Plan, and other employee benefit expenses.

Occupancy expense, which is fixed or variable costs associated with premises and equipment, consists primarily of lease payments, real estate taxes, depreciation charges, maintenance, and cost of utilities.

Equipment expense includes expenses and depreciation charges related to office and banking equipment.

Data processing fees are paid to third party vendors primarily for various data processing services.

Other expense includes professional services expenses, including, but not limited to, attorney, accountant and consultant fees, advertising and marketing, charitable contributions, insurance, office supplies, postage, telephone, and other miscellaneous operating expenses.

Critical Accounting Policies and Estimates

There are no material changes to the critical accounting policies disclosed in OBA Financial Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Comparison of Financial Condition at March 31, 2014 and June 30, 2013

Assets. Total assets increased $20.5 million to $402.1 million at March 31, 2014 from $381.6 million at June 30, 2013. The increase was primarily due to increases in cash and cash equivalents, loans, and securities partially offset by a decrease in interest bearing deposits with other banks.

Cash and Cash Equivalents. At March 31, 2014, cash and cash equivalents increased $16.4 million to $32.6 million, from $16.2 million, at June 30, 2013. The increase in cash and cash equivalents was primarily due to an increase of $20.2 million in total deposits during the same period.

Loans. At March 31, 2014, total gross loans were $306.3 million, an increase of $3.0 million, as compared to $303.3 million at June 30, 2013. The commercial loan portfolio increased $12.2 million to $207.7 million at March 31, 2014 from $195.5 million at June 30, 2013 as the Company continued its focus on originating commercial loans. The commercial real estate loan portfolio increased $13.8 million, to $153.9 million, at March 31, 2014 from $140.1 million at June 30, 2013. The commercial construction portfolio increased $1.4 million, to $14.4 million, at March 31, 2014 from $13.0 million at June 30, 2013. These increases were offset by decreases of $2.9 million, to $39.4 million, in the commercial business portfolio, $6.8 million, to $73.8 million, in the residential mortgage portfolio, and $2.5 million, to $24.9 million in the home equity loans and lines of credit portfolio. For further detail, see “Note 4 – Credit Quality of Loans and Allowance for Loan Losses” in the accompanying consolidated financial statements.

Allowance for Loan Losses.

The following table summarizes activity in the allowance for loan losses:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2014	2013	2014	2013
Balance at beginning of period	$3,494	$3,125	$3,473	$3,035
Charge-offs	—	—	—	(8)
Recoveries	23	1	24	4
Provision for loan losses	4	229	24	324

Balance at end of period	$3,521	$3,355	$3,521	$3,355

Ratios:
Net charge-offs (recoveries) to average loans	(0.03)%	—%	(0.01)%	—%
Allowance for loan losses to loans	1.15	1.11	1.15	1.11

At March 31, 2014, the allowance for loan losses was $3.5 million compared with $3.4 million at March 31, 2013 and $3.5 million at June 30, 2013. The allowance for loan losses as a percentage of total loans at March 31, 2014 was 1.15% compared to 1.15% at December 31, 2013, 1.15% at June 30, 2013 and 1.11% at March 31, 2013. There were effectively no net recoveries or charge-offs as a percentage of average loans for the three months and nine months ended March 31, 2014 and March 31, 2013. The Bank had $6.4 million in impaired loans at March 31, 2014 as compared to $3.4 million at June 30, 2013. The increase was due to two commercial loan relationships which include a $748 thousand commercial business loan and $2.8 million in three commercial real estate loans. These loans have collateral values in excess of the loan values. For further detail, see “Note 4 – Credit Quality of Loans and Allowance for Loan Losses” in the accompanying financial statements.

Non-performing Assets. Loans are generally placed on non-accrual status when payment of principal or interest is more than 90 days delinquent unless well secured and in the process of collection. Loans can also be placed on non-accrual status if collection of principal or interest in full is in doubt. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if both principal and interest payments are brought current, there has been a period of sustained performance (generally, six months), and full payment of principal and interest is expected. At March 31, 2014, the Company had $4.2 million in total non-performing assets, an increase of $3.5 million from June 30, 2013. The increase was due to two commercial loan relationships which include a $748 thousand commercial business loan and $2.8 million in three commercial real estate loans. These loans have collateral values in excess of the loan values. The remaining balance represents two residential mortgage loans and one home equity line of credit. Of the $4.2 million in non-performing assets at March 31, 2014, $1.2 million was also a troubled debt restructuring.

The following table summarizes non-performing assets:

(dollars in thousands)	March 31, 2014	June 30, 2013
Non-performing assets
Non-accrual loans:
Commercial business	$748	$—
Commercial real estate	2,840	—
Residential mortgages	513	622
Home equity loans and lines of credit	75	75

Total non-accrual loans	4,176	697
Other real estate owned	—	—

Total non-performing assets	$4,176	$697

Asset quality ratios:
Non-performing loans to total loans	1.36%	0.23%
Non-performing assets to total assets	1.04	0.18

The non-performing loans to total loans ratio was 1.36% at March 31, 2014 and 0.23% at June 30, 2013. The non-performing assets to total assets ratio was 1.04% at March 31, 2014 and 0.18% at June 30, 2013. For further detail, see “Note 4 — Credit Quality of Loans and Allowance for Loan Losses” in the accompanying financial statements.

Troubled Debt Restructurings. At March 31, 2014 and June 30, 2013, the Company had $4.1 million and $3.5 million of loans, respectively, which were considered troubled debt restructurings. At March 31, 2014, the Bank had $1.5 million in residential mortgage loans and home equity loans and lines of credit that were considered troubled debt restructurings and $2.6 million in commercial real estate loans that were considered troubled debt restructurings. At June 30, 2013, the Bank had $1.9 million in residential mortgage loans and home equity loans and lines of credit that were considered troubled debt restructurings and $1.6 million in commercial real estate loans that were considered troubled debt restructurings. Of the $4.1 million in loans considered troubled debt restructurings at March 31, 2014, $1.2 million was also a non-performing loan. For further detail, see “Note 4 — Credit Quality of Loans and Allowance for Loan Losses” in the accompanying financial statements.

Securities. At March 31, 2014, the securities portfolio totaled $43.3 million, or 10.8% of total assets, as compared to $38.6 million, or 10.1% of total assets, at June 30, 2013.

Deposits. At March 31, 2014, deposits increased $20.2 million to $303.5 million from $283.3 million at June 30, 2013. Total checking accounts increased $11.5 million to $125.2 million at March 31, 2014. Total certificates of deposits increased $17.0 million to $88.9 million at March 31, 2014. These increases were primarily offset by a decrease of $8.8 million, to $82.4 million, in money market accounts at March 31, 2014.

Borrowings. At March 31, 2014, total borrowings decreased $1.2 million to $22.9 million from $24.2 million at June 30, 2013. Customer repurchase agreements decreased $1.1 million to $7.4 million at March 31, 2014 from $8.5 million at June 30, 2013. At March 31, 2014 and June 30, 2013, Federal Home Loan Bank advances totaled $15.5 million and $15.6 million, respectively

At March 31, 2014, the Company had access to additional Federal Home Loan Bank advances of up to $94.4 million.

Equity. Equity totaled $73.0 million at March 31, 2014 and $71.3 million at June 30, 2013. At March 31, 2014, the Company had repurchased 160,098 shares of the 210,377 shares of common stock approved in its third share repurchase program. The Company’s initial share repurchase program was completed as of May 3, 2012, pursuant to which the Company repurchased 462,875 shares. The Company’s second share repurchase program was completed on April 17, 2012, having repurchased 208,294 shares. The Company’s Board of Directors adopted a third share repurchase program, previously disclosed in the Company’s Form 8-K filed on April 29, 2013. The Company terminated the third repurchase program concurrent with the signing of the merger agreement between OBA Financial Services Inc. and F.N.B. Corporation. For further detail regarding the merger agreement, see “Note 10 – Subsequent Events” in the accompanying financial statements.

Capital and Liquidity. The Bank intends to maintain a strong capital position that supports its strategic goals while exceeding regulatory standards. At March 31, 2014, the Bank met the definition of a “well-capitalized” institution by exceeding all regulatory minimum capital requirements. The following tables summarize the consolidated and Bank capital ratios:

	Ratios at
	March 31, 2014	June 30, 2013	“Well-Capitalized” Minimums
Consolidated Capital Ratios:
Total Capital to risk-weighted assets	25.63%	25.64%	—
Tier 1 Capital to risk-weighted assets	24.45%	24.45%	—
Tier 1 Leverage	18.14%	18.67%	—
Bank Capital Ratios:
Total Capital to risk-weighted assets	22.66%	22.53%	10.00%
Tier 1 Capital to risk-weighted assets	21.48%	21.34%	6.00%
Tier 1 Leverage	15.94%	16.30%	5.00%

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

Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013

General. Net income decreased $30 thousand, to $207 thousand, for the three months ended March 31, 2014 from net income of $237 thousand for the three months ended March 31, 2013. The decrease in net income was primarily a result of an increase in non-interest expense of $146 thousand, lower net interest income of $80 thousand and lower non-interest income of $56 thousand, offset by lower provision for loan losses of $225 thousand and a decrease in tax expense of $27 thousand.

Net Interest Income. Net interest income decreased $80 thousand to $3.3 million for the three months ended March 31, 2014 as compared to $3.4 million for the three months ended March 31, 2013. Total interest expense decreased $59 thousand, or 10.9%, to $481 thousand for the three months ended March 31, 2014 as compared to $540 thousand for the three months ended March 31, 2013. The decrease in interest expense was primarily the result of the Bank decreasing Federal Home Loan Bank advances offset by increases in deposit balances. Interest and dividend income decreased $139 thousand for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

The net interest margin was 3.80% for the three months ended March 31, 2014 compared to 3.93% for the three months ended March 31, 2013. The decrease in the net interest margin was primarily a result of a 20 basis point decrease in the average yield of interest-earning assets as compared to an 11 basis point decrease in the average yield of interest-bearing liabilities. Net interest-earning assets decreased $3.5 million as average interest-earning assets increased $3.5 million to $356.8 million for the period ended March 31, 2014 compared to $353.3 million for the period ended March 31, 2013. Average interest-bearing liabilities increased $7.0 million to $271.9 million for the period ended March 31, 2014 as compared to $264.9 million for the period ended March 31, 2013.

Interest and Dividend Income. Interest and dividend income decreased $139 thousand for the three months ended March 31, 2014 as compared to March 31, 2013 primarily as the result of a decrease in yields on outstanding loans offset by an increase in yield on the securities portfolio. Interest income on investments increased to $271 thousand for the period ended March 31, 2014 from $237 thousand for the period ended March 31, 2013. Interest income on loans decreased to $3.5 million for the period ended March 31, 2014 from $3.7 million for the period ended March 31, 2013.

The average yield on loans decreased 34 basis points, to 4.69%, for the three months ended March 31, 2014 from 5.03% for the three months ended March 31, 2013. Total average loans increased $6.4 million to $305.6 million, reflecting an increase in the average balance of commercial loans of $22.3 million to $205.7 million for the three months ended March 31, 2014. The increase in average commercial loans was offset by a decrease in average residential mortgage loans of $11.8 million to $74.5 million and a decrease in average consumer loans of $4.1 million to $25.4 million for the three months ended March 31, 2014 as compared to $86.3 million and $29.5 million, respectively, for the three months ended March 31, 2013.

The average yield on securities increased 42 basis points to 2.29% for the three months ended March 31, 2014 from 1.87% for the three months ended March 31, 2013, reflecting an increase in market interest rates that slowed prepayments on the existing portfolio and the use of investment cash flows to purchase replacement bonds which contain higher yields due to the same increase in market interest rates.

Interest Expense. Interest expense decreased $59 thousand to $481 thousand from $540 thousand for the three months ended March 31, 2014 and 2013, respectively. Borrowing expense decreased $84 thousand to $169 thousand for the three months ended March 31, 2014 from $253 thousand for the three months ended March 31, 2013 as average outstanding Federal Home Loan Bank advances decreased in the current period by $10.0 million. The decrease in borrowing expense was offset by an increase in deposit expense of $25 thousand to $312 thousand for the three months ended March 31, 2014 as average deposit balances increased $7.0 million.

The average cost of borrowings increased 24 basis points to 3.05% for the three months ended March 31, 2014 as compared to 2.81% at March 31, 2013 as a result of paying off matured lower costing short-term Federal Home Loan Bank advances. The average cost of deposits was unchanged at 51 basis points for the three months ended March 31, 2014 and 2013.

Provision for Loan Losses. The Company’s provision for loan losses for the three months ended March 31, 2014 was $4 thousand, or a decrease of $225 thousand from $229 thousand for the three months ended March 31, 2013. For further discussion related to the provision for loan losses, see “Allowance for Loan Losses” in the “Comparison of Financial Condition at March 31, 2014 and June 30, 2013.” For further discussions related to loan portfolio performance, see “Non-performing Assets” in the “Comparison of Financial Condition at March 31, 2014 and June 30, 2013” and Note 4 of the notes to the consolidated financial statements.

Non-Interest Income. The following table summarizes changes in non-interest income:

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(In thousands)
Customer service fees	$65	$79	$(14)	(17.7)%
Loan servicing fees	4	3	1	33.3
Bank owned life insurance income	67	69	(2)	(2.9)
Other non-interest income	46	33	13	39.4

Non-interest income before net gains (losses)	182	184	(2)	(1.1)
Net gain on sale of loans	5	28	(23)	(82.1)
Recovery (write-down) of other real estate property	—	31	(31)	(100.0)

Net gains (losses)	5	59	(54)	(91.5)

Total non-interest income	$187	$243	$(56)	(23.0)

Total non-interest income decreased $56 thousand, to $187 thousand, for the three months ended March 31, 2014 compared to $243 thousand for the three months ended March 31, 2013. The decrease in total non-interest income was primarily the result of a decrease in net gains (losses) of $54 thousand for the three month period ended March 31, 2014. The decrease in net gains (losses) was the result of decreases in net gains on the sale of loans of $23 thousand, to $5 thousand and recovery (write-down) of other real estate property of $31 thousand, to zero, for the period ended March 31, 2014. Non-interest income before net gains (losses) was effectively unchanged as customer service fees decreased $14 thousand, to $65 thousand, and other non-interest income increased $13 thousand, to $46 thousand, due to an increase in rent income for the period ended March 31, 2014 as compared to March 31, 2013.

Non-Interest Expense. The following table summarizes changes in non-interest expense:

	Three Months Ended
	March 31,		Change
	2014	2013	$	%
	(In thousands)
Salaries and employee benefits	$1,802	$1,826	$(24)	(1.3)%
Occupancy and equipment	397	390	7	1.8
Data processing	258	204	54	26.5
Directors’ fees	105	83	22	26.5
FDIC assessments	51	68	(17)	(25.0)
Other non-interest expense	554	450	104	23.1

Total non-interest expense	$3,167	$3,021	$146	4.8

Total non-interest expense increased $146 thousand, to $3.2 million, for the three months ended March 31, 2014 compared to $3.0 million for the three months ended March 31, 2013. Data processing expenses increased $54 thousand, to $258 thousand, for the three months ended March 31, 2014 as compared to $204 thousand for the three months ended March 31, 2013 primarily due to the recent core system conversion undertaken by the Company. Directors’ fees increased $22 thousand, to $105 thousand, due to special meetings regarding the merger agreement, between OBA Financial Services, Inc. and F.N.B. Corporation. Other non-interest expense increased $104 thousand, to $554 thousand, for the period ended March 31, 2014 from $450 thousand primarily due to costs associated with legal, regulatory, and accounting expenses associated with the merger agreement, between OBA Financial Services, Inc. and F.N.B. Corporation. FDIC assessments decreased $17 thousand, to $51 thousand, for the period ended March 31, 2014 compared to $68 thousand for the period ended March 31, 2013 as a result of lower non-performing loans and its positive impact on the FDIC assessment calculation. For further detail regarding the merger agreement, see “Note 10 – Subsequent Events” in the accompanying financial statements.

Income Taxes. The Company recorded income tax expense of $153 thousand for the three months ended March 31, 2014, reflecting an effective tax rate of 42.5%, compared to income tax expense of $180 thousand for the three months ended March 31, 2013, reflecting an effective tax rate of 43.2%. The difference from the effective tax rate to statutory tax rates reflects the amount of income received from bank-owned life insurance, which is tax-exempt for federal and state tax purposes, relative to total pre-tax income for each period.

Comparison of Operating Results for the Nine Months Ended March 31, 2014 and 2013

General. Net income decreased $62 thousand to $832 thousand for the nine months ended March 31, 2014 from net income of $894 thousand for the nine months ended March 31, 2013. The decrease in net income was primarily a result of an increase in non-interest expense of $498 thousand partially offset by an increase in net interest income of $90 thousand and a decrease in the provision for loan losses of $300 thousand.

Net Interest Income. Net interest income increased by $90 thousand, to $10.2 million for the nine months ended March 31, 2014 as compared to $10.1 million for the nine months ended March 31, 2013. Total interest expense decreased $307 thousand, or 17.5%, to $1.5 million for the nine months ended March 31, 2014 as compared to $1.8 million for the nine months ended March 31, 2013. The decrease in interest expense was primarily the result of the Bank decreasing deposit rates while maintaining its competitive position within the local market, paying off several matured Federal Home Loan Bank advances, and reducing the rate on customer repurchase agreements. Interest and dividend income decreased by $217 thousand to $11.6 million for the nine months ended March 31, 2014 as compared to $11.8 million for the nine months ended March 31, 2013. This decrease is primarily due to lower yields in the loan and securities portfolios.

The net interest margin was 3.83% for the nine months ended March 31, 2014 compared to 3.78% for the nine months ended March 31, 2013. The increase in the net interest margin was primarily a result of a 17 basis point decrease in the average yield of interest-bearing liabilities as compared to a five basis point decrease in the average yield on interest-earning assets. Net interest-earning assets decreased $7.3 million as average interest-earning assets decreased $2.2 million to $353.4 million for the nine months ended March 31, 2014 compared to $355.6 million for the nine months ended March 31, 2013. Average interest-bearing liabilities increased $5.1 million to $272.8 million for the nine months ended March 31, 2014 as compared to $267.7 million for the nine months ended March 31, 2013.

Interest and Dividend Income. Interest and dividend income decreased $217 thousand to $11.6 million from $11.8 million for the nine months ended March 31, 2014 and 2013, respectively, as continued low market interest rates resulted in lower yields on new loan production and securities purchased. The decrease in interest and dividend income was primarily the result of a decrease in interest income on loans and securities of $177 thousand to $10.8 million from $11.0 million and $53 thousand to $731 thousand from $784 thousand, respectively, for the periods ended March 31, 2014 and 2013, respectively, as low market interest rates produced continued pressure on loan and investment security yields.

The average yield on loans decreased 19 basis points, to 4.74%, for the nine months ended March 31, 2014 from 4.93% for the nine months ended March 31, 2013. Total average loans increased $6.8 million to $303.6 million, reflecting an increase in the average balance of commercial loans of $23.8 million to $200.5 million for the nine months ended March 31, 2014. The increase in average commercial loans was offset by a decrease in average residential mortgage loans of $12.5 million to $76.8 million and a decrease in average consumer loans of $4.5 million to $26.5 million for the nine months ended March 31, 2014 as compared to $89.3 million and $31.0 million, respectively, for the nine months ended March 31, 2013.

The average yield on securities increased 19 basis points to 2.21% for the nine months ended March 31, 2014 from 2.03% for the nine months ended March 31, 2013, due to the increase in market interest rates that slowed prepayments on the existing portfolio and the use of investment cash flows to purchase replacement bonds which contain higher yields due to the same increase in market interest rates.

Interest Expense. Interest expense decreased $307 thousand to $1.5 million from $1.8 million for the nine months ended March 31, 2014 and 2013, respectively. Deposit expense decreased by $23 thousand to $930 thousand for the nine months ended March 31, 2014 as the average rate paid on deposits decreased five basis points to 0.50% for the nine months ended March 31, 2014 from 0.55% for nine months ended March 31, 2013.

Interest expense on borrowings decreased $284 thousand to $520 thousand for the nine months ended March 31, 2014 from $804 thousand for the nine months ended March 31, 2013. The average cost of borrowings decreased five basis points to 2.71% for the nine months ended March 31, 2014 as a result of paying off higher costing Federal Home Loan Bank advances and reducing the rate on customer repurchase agreements.

Provision for Loan Losses. The Company’s provision for loan losses for the nine months ended March 31, 2014 was $24 thousand, a decrease of $300 thousand from $324 thousand, for the nine months ended March 31, 2013. For further discussion related to the provision for loan losses, see “Allowance for Loan Losses” in the “Comparison of Financial Condition at March 31, 2014 and June 30, 2013.” For further discussions related to loan portfolio performance, see “Non-performing Assets” in the “Comparison of Financial Condition at March 31, 2014 and June 30, 2013” and Note 4 of the notes to the consolidated financial statements.

Non-Interest Income. The following table summarizes changes in non-interest income:

	Nine Months Ended March 31,		Change
	2014	2013	$	%
	(In thousands)
Customer service fees	$244	$262	$(18)	(6.9)%
Loan servicing fees	13	13	—	—
Bank owned life insurance income	199	213	(14)	(6.6)
Other non-interest income	135	95	40	42.1

Non-interest income before net gains (losses)	591	583	8	1.4
Net gain on sale of loans	37	43	(6)	(14.0)
Recovery (write-down) of other real estate property	—	(8)	8	(100.0)

Net gains (losses)	37	35	2	5.7

Total non-interest income	$628	$618	$10	1.6

Total non-interest income increased to $628 thousand for the nine months ended March 31, 2014, an increase of $10 thousand, as compared to $618 thousand for the nine months ended March 31, 2013. The increase in non-interest income before net gains (losses) was the result of an increase in other non-interest income of $40 thousand, to $135 thousand, for the period ended March 31, 2014 primarily offset by a decrease in Bank owned life insurance income of $14 thousand, to $199 thousand. The increase in other non-interest income was primarily the result of an increase of $31 thousand in rental income for the period ended March 31, 2014.

Non-Interest Expense. The following table summarizes changes in non-interest expense:

	Nine Months Ended March 31,		Change
	2014	2013	$	%
	(In thousands)
Salaries and employee benefits	$5,435	$5,330	$105	2.0%
Occupancy and equipment	1,181	1,158	23	2.0
Data processing	769	590	179	30.3
Directors’ fees	297	266	31	11.7
FDIC assessments	129	206	(77)	(37.4)
Other non-interest expense	1,537	1,300	237	18.2

Total non-interest expense	$9,348	$8,850	$498	5.6

Total non-interest expense increased $498 thousand to $9.3 million for the nine months ended March 31, 2014 from $8.9 million for the nine months ended March 31, 2013. Data processing expenses increased $179 thousand, or 30.3%, to $769 thousand for the nine months ended March 31, 2014 as compared to $590 thousand for the nine months ended March 31, 2013 primarily as a result of the recent core system conversion undertaken by the Company. Other non-interest expense increased $237 thousand, to $1.5 million, for the period ended March 31, 2014 from $1.3 million for the period ended March 31, 2013 primarily due to costs associated with increased legal and regulatory costs associated with the Company’s annual stockholders’ meeting, legal, regulatory, and accounting expense expenses associated with merger agreement, between OBA Financial Services, Inc. and F.N.B. Corporation, and a fraud perpetrated on a Bank customer in which the Bank reimbursed the customer. FDIC assessments decreased $77 thousand, to $129 thousand, for the nine months ended March 31, 2014 compared to $206 thousand for the nine months ended March 31, 2013 as a result of lower non-performing loans and its positive impact on the FDIC assessment calculation. Salaries and employee benefits increased $105 thousand, to $5.4 million, for the nine months ended March 31, 2014 from $5.3 million for the nine months ended March 31, 2013 primarily as a result of the addition of one new lender and higher ESOP compensation expense as a result of the Company’s higher market price for its common stock. For further detail regarding the merger agreement, see “Note 10 – Subsequent Events” in the accompanying financial statements.

Income Taxes. The Company recorded income tax expense of $597 thousand for the nine months ended March 31, 2014, reflecting an effective tax rate of 41.8%, compared to income tax expense of $633 thousand for the nine months ended March 31, 2013, reflecting an effective tax rate of 41.5%. The difference from the effective tax rate to statutory tax rates reflects the amount of income received from bank-owned life insurance, which is tax-exempt for federal and state tax purposes, relative to total pre-tax income for each period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required, as the Registrant is a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2014. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of March 31, 2014, the Company was not subject to any legal actions, the outcome of which was expected to have a material effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Not required, as the Company is a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information in connection with repurchases of the Company’s shares of common stock for the period of January 1, 2014 through March 31, 2014. On April 23, 2013, the Board of Directors authorized the repurchase of up to 210,377 shares, or approximately 5% of the Company’s common stock outstanding at the completion of the Company’s second repurchase program approved on March 16, 2012. The Company terminated the share repurchase program authorized on April 23, 2013 concurrent with the signing of the merger agreement between OBA Financial Services, Inc. and F.N.B. Corporation. For further detail regarding the merger agreement, see “Note 10 – Subsequent Events” in the accompanying financial statements.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May yet be Purchased Under the Plans or Programs
January 1, 2014 through January 31, 2014	—	$—	—	50,279
February 1, 2014 through February 28, 2014	—	—	—	50,279
March 1, 2014 through March 31, 2014	—	—	—	50,279

Total	—		—	50,279

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Exhibit Index” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OBA FINANCIAL SERVICES, INC.
Date: May 15, 2014	(Registrant)

/S/ CHARLES E. WELLER
Charles E. Weller
President and Chief Executive Officer

Date: May 15, 2014	/S/ DAVID A. MILLER
David A. Miller
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Charles E. Weller, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of David A. Miller, Senior Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of Charles E. Weller, President and Chief Executive Officer, and David A. Miller, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.